Form 10-Q
period 2012-06-30
FERMO GROUP, INC.
filed 2012-08-15
CIK 1538329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  333-179738

FERMO GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or Other Jurisdiction of Incorporation or Organization)

99-0371375 IRS Employer Identification Number	5461 Primary Standard Industrial Classification Code Number

Allmandring 1/22a-35,
Stuttgart, Germany 70569

Tel. 011-49-7211324929

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]    Accelerated filer [ ] Non-accelerated filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,740,000 as of August 15, 2012.

FERMO GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

ASSETS	JUNE 30, 2012	DECEMBER 31, 2011

Current Assets
Cash and cash equivalents	$ 9,346	$ 3,000
Equipment	1,500	-

Total Assets	$ 10,846	$ 3,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued professional fees	$ 1,000	$ 4,000
Loan payable – related party	6,900	75

Total Liabilities	7,900	4,075

Stockholders’ Equity (Deficit)
Common Stock – $.001 par value, 75,000,000 shares authorized, 3,300,000 shares issued and outstanding (3,000,000 shares issued and outstanding as at December 31, 2011)	3,300	3,000
Additional paid-in-capital	8,700	-
Deficit accumulated during the development stage	(9,054)	(4,075)
Total Stockholders’ Equity (Deficit)	2,946	(1,075)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 10,846	$ 3,000

See accompanying notes to financial statements.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30, 2012	Six months ended June 30, 2012	Period from December 2, 2011 (Inception) to June 30, 2012

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	1,000	4,500	8,500
General and administrative	92	479	554

TOTAL OPERATING EXPENSES	1,092	4,979	9,054

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	(1,092)	(4,979)	(9,054)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$ (1,092)	$ (4,979)	$ (9,054)

LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,014,066	3,007,033

See accompanying notes to financial statements.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30, 2012	Period from December 2, 2011 (Inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,979)	$ (9,054)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
Increase (decrease) in accrued professional fees	(3,000)	1,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(7,979)	(8,054)

CASH FLOWS USED BY INVESTING ACTIVITIES
(Increase) in Capital Asset - Equipment	(1,500)	(1,500)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(1,500)	(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	9,000	12,000
Proceeds from loan payable – related party	6,825	6,900
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	15,825	18,900

NET INCREASE IN CASH	6,346	9,346

CASH, BEGINNING OF PERIOD	3,000	-

CASH, END OF PERIOD	$ 9,346	$ 9,346

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business Activities

Fermo Group, Inc. (‘Fermo Group” and the “Company”) was incorporated in Nevada on December 2, 2011 for the purpose of selling donuts. The Company is in the development stage and has not yet realized any revenues from its planned operations.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  We believe that the disclosures are adequate to make the financial information presented not misleading.  These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the period ended December 31, 2011.  In the opinion of management, all adjustments necessary for a fair statement of the financial position results of operations for the interim period have been included.  The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2012, the Company had $9,346 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments

Fermo Group’s financial instruments consist of cash, accrued professional fees, and a loan payable – related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2012, there have been no interest or penalties incurred on income taxes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

Recent Accounting Pronouncements

Fermo Group does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

In December 2011, a shareholder loaned the Company $75 which is due on demand and non-interest bearing.  In January 2012, a shareholder loaned the Company $4,325. In April 2012, a shareholder loaned the Company $2,500. As of June 30, 2012 total loan amount is $6,900. This loan is due on demand and non-interest bearing.

NOTE 3 – STOCKHOLDER’S DEFICIT

The Company has 75,000,000 shares of $0.001 par value commons stock authorized. On December 22, 2011, the Company sold 3,000,000 common shares to the founder for cash proceeds of $3,000.

In June 2012, the Company sold 300,000 common shares for cash proceeds of $9,000.

At June 30, 2012 the Company had 3,300,000 common shares outstanding.

NOTE 4 – INCOME TAXES

For the period ended June 30, 2012, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $9,054 at June 30, 2012, and will begin to expire in the year 2032.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 – LIQUIDITY AND GOING CONCERN

Fermo Group has not generated any revenues and has suffered a loss from operations.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Fermo Group to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock; however, there can be no assurance the Company will be successful in these efforts.

NOTE 7 – SUBSEQUENT EVENTS

In July 2012, the Company sold 440,000 common shares for cash proceeds of $13,200.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

INTRODUCTION

Fermo Group, Inc. was incorporated in the State of Nevada on December 2, 2011 and established a fiscal year end of December 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to place and operate donut making machines. To date, we have had limited operations. We have developed our business plan, and executed a Lease Agreement on February 2, 2012 with Niclas Kaufmann, an owner of a building in Stuttgart, Germany to place our donut machine. We intend to place our machines in public venues with high traffic flow such as malls, sport and amusement centers and stores at crowded streets. We focus on donut making machines because donuts are classic food and do not lose its popularity. Our mini donut machine requires a small area of the premises.

We plan to purchase the donut machines and supplies from various suppliers. On March 30, 2012 we entered into the Sales Agreement with Guangzhou Food Machinery Trading Co., Ltd. to purchase our first mini donut machine. On April 12, 2012 we paid a 30% retainer ($1,500USD) per signed Sales Agreement with Guangzhou Food Machinery Trading Co., Ltd. Another potential supplier of mini donut machines we are considering is the USA based company Lil’ Orbitz (http://www.lilorbits.com/). During our phone conversation with a Lil’ Orbits’ representative it was confirmed that, they have the donut machines and supplies in stock.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

SIX MONTH PERIOD ENDED JUNE 30, 2012 COMPARED TO THE PERIOD FROM INCEPTION (DECEMBER 2, 2011) TO JUNE 30, 2012

Our net loss for the six month period ended June 30, 2012 was $4,979 compared to a net loss of $9,054 during the period from inception (December 2, 2011 ) to June 30, 2012. During the six month period ended June 30, 2012, we did not generate any revenue.

During the six month period ended June 30, 2012, we incurred general and administrative expenses $479  and professional fees $4,500 compared to $9,054 incurred during the period from inception (December 2, 2011 ) to June 30, 2012. General and administrative and professional fee expenses incurred during the six month period ended June 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,007,033 for the six month period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED JUNE 30, 2012

As at June 30, 2012, our current assets were $10,846 compared to $3,000 in current assets at December 31, 2011. Current assets were comprised of $9,346  in cash and $1,258 in equipment. As at June 30, 2012, our current liabilities were $7,900. Current liabilities were comprised of $6,900 in loan from Director and $1,000 in accrued professional fees.

Stockholders’ equity was $2,946 as of June 30, 2012 compare to stockholders’ deficit of $1,075 as of December 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2012, net cash flows used in operating activities was $7,979 consisting of a net loss of $4,979 and decrease in accrued professional fees of $3,000. Net cash flows used in operating activities was $8,054 for the period from inception (December 2, 2011 ) to June 30, 2012.

CASH FLOWS USED BY INVESTING ACTIVITIES

For the six month period ended June 30, 2012 net cash used in investing activities was $1,500, consisting of an increase in capital asset – equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2012 Net cash provided by financing activities was $15,825, received from proceeds from issuance of common stock and proceeds from loan from  related party.  For the period from inception (December 2, 2011 ) to June 30, 2012, net cash provided by financing activities was $18,900 received from proceeds from issuance of common stock and loan from Director.

PLAN OF OPERATION AND FUNDING

Our cash reserves are not sufficient to meet our obligations for the next twelve month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of shares of our common stock. We may also seek to obtain short-term loans from our directors or unrelated parties, although no such arrangements have been made. We do not have any arrangements in place for any future equity financing.

MATERIAL COMMITMENTS

As of June 30, 2012, we had no material commitments.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our December 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERMO GROUP, INC.
Dated: August 15, 2012	By: /s/ Ilia Sachin
Ilia Sachin, President and Chief Executive Officer and Chief Financial Officer