Form 10-Q/A
period 2012-06-30
FERMO GROUP, INC.
filed 2012-08-23
CIK 1538329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment #1

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,740,000 as of August 23, 2012.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

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

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 COMPARED TO THE PERIOD FROM INCEPTION (DECEMBER 2, 2011) TO JUNE 30, 2012

Our net loss for the three and six month periods ended June 30, 2012 were $1,092 and $4,979, respectively, compared to a net loss of $9,054 during the period from inception (December 2, 2011 ) to June 30, 2012. During the three and six month periods ended June 30, 2012, we did not generate any revenue.

During the three and six month periods ended June 30, 2012, we incurred general and administrative expenses of $92 and $479  and professional fees of $1,000 and $4,500 compared to expenses of $9,054 incurred during the period from inception (December 2, 2011 ) to June 30, 2012. General and administrative and professional fee expenses incurred during the three and six month periods ended June 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,007,033 for the six month period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED JUNE 30, 2012

As at June 30, 2012, our current assets were $10,846 compared to $3,000 in current assets at December 31, 2011. Current assets were comprised of $9,346 in cash and $1,500 in equipment. As at June 30, 2012, our current liabilities were $7,900. Current liabilities were comprised of $6,900 in loan from Director and $1,000 in accrued professional fees.

Stockholders’ equity was $2,946 as of June 30, 2012 compare to stockholders’ deficit of $4,075 as of December 31, 2011.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

FERMO GROUP, INC.
Dated: August 23, 2012	By: /s/ Ilia Sachin
Ilia Sachin, President and Chief Executive Officer and Chief Financial Officer