Form 10-Q
period 2012-09-30
FERMO GROUP, INC.
filed 2012-11-01
CIK 1538329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,740,000 as of October 31, 2012.

FERMO GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

ASSETS	SEPTEMBER 30, 2012	DECEMBER 31, 2011

Current Assets
Cash and cash equivalents	$ 1,803	$ 3,000
Prepaid expenses	5,500	-
Equipment deposit	1,500	-

Total Assets	$ 8,803	$ 3,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued professional fees	$ 1,000	$ 4,000
Loan payable – related party	6,900	75

Total Liabilities	7,900	4,075

Stockholders’ Equity (Deficit)
Common Stock – $.001 par value, 75,000,000 shares authorized, 3,740,000 shares issued and outstanding (3,000,000 shares issued and outstanding as at December 31, 2011)	3,740	3,000
Additional paid-in-capital	21,460	-
Deficit accumulated during the development stage	(24,297)	(4,075)
Total Stockholders’ Equity (Deficit)	903	(1,075)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 8,803	$ 3,000

See accompanying notes to financial statements.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

	Three months ended September 30, 2012	Nine months ended September 30, 2012	Period from December 2, 2011 (Inception) to September 30, 2012

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	1,000	5,500	9,500
General and administrative	14,243	14,722	14,797

TOTAL OPERATING EXPENSES	15,243	20,222	24,297

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	(15,243)	(20,222)	(24,297)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$ (15,243)	$ (20,222)	$ (24,297)

LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,586,685	3,201,661

See accompanying notes to financial statements.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30, 2012	Period from December 2, 2011 (Inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (20,222)	$ (24,297)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
Increase (decrease) in prepaid expenses	(5,500)	(5,500)
Increase (decrease) in accrued professional fees	(3,000)	1,000
CASH FLOWS USED BY OPERATING ACTIVITIES	(28,722)	(28,797)

CASH FLOWS USED BY INVESTING ACTIVITIES
(Increase) in Capital Asset - Equipment	(1,500)	(1,500)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(1,500)	(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	22,200	25,200
Proceeds from loan payable – related party	6,825	6,900
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	29,025	32,100

NET INCREASE (DECREASE) IN CASH	(1,197)	1,803

CASH, BEGINNING OF PERIOD	3,000	-

CASH, END OF PERIOD	$ 1,803	$ 1,803

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2012, the Company had $1,803 of unrestricted cash to be used for future business operations.

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

SEPTEMBER 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of September 30, 2012, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

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

SEPTEMBER 30, 2012

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

In December 2011, a shareholder loaned the Company $75 which is due on demand and non-interest bearing.  In January 2012, a shareholder loaned the Company $4,325. In April 2012, a shareholder loaned the Company $2,500. As of September 30, 2012 total loan amount is $6,900. This loan is due on demand and non-interest bearing.

NOTE 3 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of $0.001 par value commons stock authorized. On December 22, 2011, the Company sold 3,000,000 common shares to the founder for cash proceeds of $3,000.

For the period from June to August 2012, the Company sold 740,000 common shares for cash proceeds of $22,200.

At September 30, 2012 the Company had 3,740,000 common shares outstanding.

NOTE 4 – INCOME TAXES

For the period ended September 30, 2012, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $24,297 at September 30, 2012, and will begin to expire in the year 2032.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

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

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 COMPARED TO THE PERIOD FROM INCEPTION (DECEMBER 2, 2011) TO SEPTEMBER 30, 2012

Our net loss for the three and nine month periods ended September 30, 2012 were $15,243 and $20,222, respectively, compared to a net loss of $24,297 during the period from inception (December 2, 2011 ) to September 30, 2012. During the three and nine month periods ended September 30, 2012, we did not generate any revenue.

During the three and nine month periods ended September 30, 2012, we incurred general and administrative expenses of $14,243 and $14,722  and professional fees of $1,000 and $5,500 compared to expenses of $24,297 incurred during the period from inception (December 2, 2011 ) to September 30, 2012. General and administrative and professional fee expenses incurred during the three and nine month periods ended September 30, 2012 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,201,661 for the nine month period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012

As at September 30, 2012, our current assets were $8,803 compared to $3,000 in current assets at December 31, 2011. Current assets were comprised of $1,803 in cash, $5,500 in prepaid expenses and $1,500 in deposit on equipment. As at September 30, 2012, our current liabilities were $7,900. Current liabilities were comprised of $6,900 in loan from Director and $1,000 in accrued professional fees.

Stockholders’ equity was $903 as of September 30, 2012 compare to stockholders’ deficit of $1,075 as of December 31, 2011.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2012, net cash flows used in operating activities was $28,722 consisting of a net loss of $20,222, prepaid expenses of $5,500  and decrease in accrued professional fees of $3,000. Net cash flows used in operating activities was $28,797 for the period from inception (December 2, 2011 ) to September 30, 2012.

CASH FLOWS USED BY INVESTING ACTIVITIES

For the nine month period ended September 30, 2012 net cash used in investing activities was $1,500, consisting of an increase in capital asset – equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2012 Net cash provided by financing activities was $29,025, received from proceeds from issuance of common stock and proceeds from loan from  related party.  For the period from inception (December 2, 2011 ) to September 30, 2012, net cash provided by financing activities was $32,100 received from proceeds from issuance of common stock and loan from Director.

PLAN OF OPERATIONS AND FUNDING

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

MATERIAL COMMITMENTS

As of September 30, 2012, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FERMO GROUP, INC.
Dated: October 31, 2012	By: /s/ Ilia Sachin
Ilia Sachin, President and Chief Executive Officer and Chief Financial Officer