Form 10-K
period 2012-12-31
FERMO GROUP, INC.
filed 2013-02-20
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X ]

As of February 20, 2013, the registrant had 3,740,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 20, 2013.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

Fermo Group, Inc. was incorporated in the State of Nevada on December 2, 2011 and established a fiscal year end of December 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to place and operate donut making machines. To date, we have had limited operations. Fermo Group, Inc. hopes to position itself to take full advantage of the serving the famous mini-donut snack food to customers.

Our business is placing and operating donut making machines in Stuttgart, Germany. Our machines will be placed in public venues with high traffic flow such as malls, sport and amusement centers and stores at crowded streets. We focus on donut making machines because donuts are classic food and do not lose its popularity.

Product

A donut or doughnut is a fried dough food and is popular in many countries and prepared in various forms as a sweet snack that can be homemade or purchased in bakeries, supermarkets, food stalls, and franchised specialty outlets. They are usually sweet, deep-fried from flour dough, and shaped in rings or flattened spheres that sometimes contain fillings. Ring donuts are formed by joining the ends of a long, skinny piece of dough into a ring or by using a donut cutter, which simultaneously cuts the outside and inside shape, leaving a doughnut-shaped piece of dough and a donut hole from dough removed from the center. Donuts can be made from a yeast-based dough and contain about 25% oil by weight. Donuts are fried for about 150 seconds, at 182 °C to 190 °C, turning once. Fresh, hot donuts have always been a popular food item.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “FRMG”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of December 31, 2012, no shares of our common stock have traded.

Number of Holders

As of December 31, 2012, the 3,740,000 issued and outstanding shares of common stock were held by a total of 26 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

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

FISCAL YEAR ENDED DECEMBER 31, 2012 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2011.

Our net loss for the fiscal year ended December 31, 2012 was $27,050 compared to a net loss of $4,075 during the fiscal year ended December 31, 2011. During fiscal year ended December 31, 2012, the Company did not generate any revenue.

During the fiscal year ended December 31, 2012, we incurred general and administrative expenses of $17,350 and professional fees of $9,700 compared to administrative expenses of $75 and professional fees of $4,000  incurred during fiscal year ended December 31, 2011.  These expenses incurred during the fiscal year ended December 31, 2012 consisted of: bank charges of $451 (2011:  $-0-); professional fees of $9,700 (2011: $4,000) and miscellaneous charges of $16,878 (2011: $75).

Expenses incurred  during  fiscal year ended December 31, 2012  compared to fiscal year ended December 31, 2011  increased primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  3,393,877 for the fiscal year ended DECEMBER 31, 2012 compared to 3,000,000 for the fiscal year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2012

As of December 31, 2012, our current assets were $5,575  and our total liabilities were $11,500. As of December 31, 2012, current assets were comprised of $75 in cash, $4,000 in prepaid expenses and $1,500 in equipment deposit. As of December 31, 2012, total liabilities were comprised of $6,900 in advance from related parties and $4,600 in accrued professional fees.

As of December 31, 2012, our total assets were $5,575 comprised entirely of current assets.  Stockholders’ deficit was $5,925 as of December 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December 31, 2012, net cash flows used in operating activities was $30,450 consisting of a net loss of $27,050, increase in accrued professional fees of $400 and  increase in prepaid expenses of $4,000. Net cash flows used in operating activities was $30,525 for the period from inception (December 2, 2011 ) to December 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2012 net cash provided by financing activities was $29,025, received from proceeds from issuance of common stock and contributed capital from related party.  For the period from inception (December 2, 2011 ) to December 31, 2012, net cash provided by financing activities was $32,100 received from proceeds from issuance of common stock and  loan from Director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2012 and December 31, 2011 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2012

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Fermo Group, Inc.

Stuttgart, Germany

We have audited the accompanying balance sheets of Fermo Group, Inc. (a development stage company) as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the periods from December 2, 2011 (date of inception) to December 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fermo Group, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended and the periods from December 2, 2011 (date of inception) to December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has not yet received revenue from sales of products or services, has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

February 17, 2013

FERMO GROUP, INC.

 (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$ 75	$ 3,000
Prepaid expenses	4,000	-
Equipment deposit	1,500	-

TOTAL ASSETS	$ 5,575	$ 3,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued professional fees	$ 4,600	$ 4,000
Loan payable – related party	6,900	75

Total Liabilities	11,500	4,075

Stockholders’ Deficit
Common stock – $.001 par value, 75,000,000 shares authorized, 3,740,000 shares issued and outstanding (3,000,000 shares issued and outstanding as at December 31, 2011)	3,740	3,000
Additional paid-in-capital	21,460	-
Deficit accumulated during the development stage	(31,125)	(4,075)
Total Stockholders’ Deficit	(5,925)	(1,075)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 5,575	$ 3,000

See accompanying notes to financial statements.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

FOR THE PERIOD FROM DECEMBER 2, 2011 (INCEPTION) TO DECEMBER 31, 2011

       FOR THE PERIOD FROM DECEMBER 2, 2011 (INCEPTION) TO DECEMBER 31, 2012

	Year ended December 31, 2012	Period from December 2, 2011(Inception) to December 31, 2011	Period from December 2, 2011 (Inception) to December 31, 2012

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Professional fees	9,700	4,000	13,700
General and administrative	17,350	75	17,425

TOTAL OPERATING EXPENSES	27,050	4,075	31,125

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	(27,050)	(4,075)	(31,125)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$ (27,050)	$ (4,075)	$ (31,125)

LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,393,877	3,000,000

See accompanying notes to financial statements.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIT

AS OF DECEMBER 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, December 2, 2011 (Inception)	-	$ -	$ -	$ -	$ -

Issuance of shares for cash to founder at par value	3,000,000	3,000	-	-	3,000

Net loss for the period ended December 31, 2011	-	-	-	(4,075)	(4,075)
Balance, December 31, 2011	3,000,000	3,000	-	(4,075)	(1,075)

Shares sold for cash at $0.03	740,000	740	21,460	-	22,200

Net loss for the year ended December 31, 2012	-	-	-	(27,050)	(27,050)

Balance, December 31, 2012	3,740,000	$ 3,740	$ 21,460	$ (31,125)	$ (5,925)

See accompanying notes to financial statements.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

FOR THE PERIOD FROM DECEMBER 2, 2011 (INCEPTION) TO DECEMBER 31, 2011

FOR THE PERIOD FROM DECEMBER 2, 2011 (INCEPTION) TO DECEMBER 31, 2012

	Year ended December 31, 2012	Period from December 2, 2011 (Inception) to December 31, 2011	Period from December 2, 2011 (Inception) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (27,050)	$ (4,075)	$ (31,125)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
(Increase) decrease in prepaid expenses	(4,000)		(4,000)
Increase (decrease) in accrued professional fees	600	4,000	4,600
NET CASH USED IN OPERATING ACTIVITIES	(30,450)	(75)	(30,525)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on equipment	(1,500)	-	(1,500)
NET CASH USED IN INVESTING ACTIVITIES	(1,500)	-	(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	22,200	3,000	25,200
Proceeds from loan payable – related party	6,825	75	6,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,025	3,075	32,100

Net increase (decrease) in cash	(2,925)	3,000	75

Cash and cash equivalents, beginning of period	3,000	-	-

Cash and cash equivalents, end of period	$ 75	$ 3,000	$ 75

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business Activities

Fermo Group, Inc. (‘Fermo Group” and the “Company”) was incorporated in Nevada on December 2, 2011 for the purpose of placing and operating mini donut machines. The Company is in the development stage and has not yet realized any revenues from its planned operations.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31, 2012, the Company had $75 of unrestricted cash to be used for future business operations.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of December 31, 2012, there have been no interest or penalties incurred on income taxes.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

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

Recent Accounting Pronouncements

Fermo Group does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 2 – LOAN PAYABLE – RELATED PARTY

In December 2011, a shareholder loaned the Company $75 which is due on demand and non-interest bearing.  In January 2012, a shareholder loaned the Company $4,325. In April 2012, a shareholder loaned the Company $2,500. As of December 31, 2012, the total loan amount is $6,900. This loan is due on demand and non-interest bearing.

NOTE 3 – STOCKHOLDERS’ DEFICIT

The Company has 75,000,000 shares of $0.001 par value commons stock authorized. On December 22, 2011, the Company sold 3,000,000 common shares to the founder for cash proceeds of $3,000.

For the period from June to August 2012, the Company sold 740,000 common shares for cash proceeds of $22,200.

At December 31, 2012, the Company had 3,740,000 common shares outstanding.

NOTE 4 – INCOME TAXES

For the period ended December 31, 2012, the Company has incurred a net loss and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $31,125 at December 31, 2012, and will begin to expire in the year 2032.

The provision for Federal income tax consists of the following at December 31:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$ 9,197	$ 1,385
Less: valuation allowance	(9,197)	(1,385)
Net provision for Federal income tax	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 10,582	$ 1,385
Valuation allowance	(10,582)	(1,385)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

FERMO GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

NOTE 6 – LIQUIDITY AND GOING CONCERN

Fermo Group has not generated any revenues, has negative working capital, and has suffered a loss from operations.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2012, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, age and titles of our executive officer and director are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Ilia Sachin Allmandring 1/22a-35, Stuttgart, Germany 70569	29	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Ilia Sachin has acted as our President, Treasurer, Secretary and sole Director since our incorporation on December 2, 2011. For the past five years he has been self-employed providing bartending consulting services. Mr. Sachin to devotes 20 hours a week of his time to planning and organizing activities of Fermo Group, Inc.

During the past ten years, Mr. Sachin has not been the subject to any of the following events:

    1. Any bankruptcy petition filed by or against any business of which Mr. Sachin was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

    2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Sachin’s involvement in any type of business, securities or banking activities.

     4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.  Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.  Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.  Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.  Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on December 2, 2011   to DECEMBER 31, 2012 (our fiscal year end) and subsequent thereto to the date of this prospectus.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Ilia Sachin, President and Treasurer	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2012

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

CHANGE OF CONTROL

As of December 31, 2012, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2012 and as of the date of the filing of this annual report by: by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Ilia Sachin Allmandring 1/22a-35, Stuttgart, Germany 70569	3,000,000 shares of common stock (direct)	80.21%

The percent of class is based on 3,740,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended December 31, 2012, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended December 31, 2012, we incurred  approximately  $7,200 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements and for the  reviews of our financial  statements.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1  Consent of Independent Registered Public Accounting Firm

31.1  Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101       Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FERMO GROUP, INC.
Dated: February 20, 2013	By: /s/ Ilia Sachin
Ilia Sachin, President and Chief Executive Officer and Chief Financial Officer