Form 10-Q
period 2013-03-31
Ubiquity Broadcasting Corp
filed 2013-05-20
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 333-179738

UBIQUITY BROADCASTING CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	99-0371375
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9801 Research Drive

Irvine, CA 92618

(Address of principal executive offices (Zip Code)

(949) 489 - 7600

(Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of May 20, 2013, there were 11,220,000 shares of common stock, $0.001 par value issued and outstanding.

UBIQUITY BROADCASTING CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2013

1

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2013

Balance Sheets as of March 31, 2013 and December 31, 2012	F-1

Statements of Operations for the three months ended March 31, 2013 and 2012 and the period from December 2, 2011 (date of inception) to March 31, 2013	F-2

Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the period from December 2, 2011 (date of inception) to March 31, 2013	F-3

Notes to Financial Statements	F-4 – F-8

2

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$13	$75
Prepaid expenses	0	4,000
Equipment deposit	0	1,500

TOTAL ASSETS	$13	$5,575

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued professional fees	$4,363	$4,600
Loan payable – related party	0	6,900

Total Liabilities	4,363	11,500

Stockholders’ Deficit
Common stock – $.001 par value, 200,000,000 shares authorized, 11,220,000 shares issued and outstanding	3,740	3,740
Additional paid-in-capital	29,160	21,460
Deficit accumulated during the development stage	(37,250)	(31,125)
Total Stockholders’ Deficit	(4,350)	(5,925)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13	$5,575

See accompanying notes to financial statements.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM DECEMBER 2, 2011 (INCEPTION) TO MARCH 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from December 2, 2011 (Inception) to March 31, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	6,063	3,500	19,763
General and administrative	62	387	17,487

TOTAL OPERATING EXPENSES	6,125	3,887	37,250

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	(6,125)	(3,887)	(37,250)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS	$(6,125)	$(3,887)	$(37,250)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,220,000	9,000,000

See accompanying notes to financial statements.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM DECEMBER 2, 2011 (INCEPTION) TO MARCH 31, 2013

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from December 2, 2011 (Inception) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,125)	$(3,887)	$(37,250)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
(Increase) decrease in prepaid expenses	4,000	-	-
Increase (decrease) in accrued professional fees	(237)	(3,000)	4,363
NET CASH USED IN OPERATING ACTIVITIES	(2,362)	(6,887)	(32,887)

CASH FLOWS FROM INVESTING ACTIVITIES
Loss of deposit on equipment	1,500	-	-
NET CASH USED IN INVESTING ACTIVITIES	1,500	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	25,200
Proceeds from loan payable – related party	800	4,325	7,700
NET CASH PROVIDED BY FINANCING ACTIVITIES	800	4,325	32,900

Net increase (decrease) in cash	(62)	(2,562)	13

Cash and cash equivalents, beginning of period	75	3,000	-

Cash and cash equivalents, end of period	$13	$438	$13

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business Activities

Ubiquity Broadcasting Corporation (“Fermo Group” and the “Company”) was incorporated as “Fermo Group, Inc.” in Nevada on December 2, 2011 for the purpose of placing and operating mini donut machines. The Company is in the development stage and has not yet realized any revenues from its planned operations. On February 21, 2013, the company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Ilia Sachin (the “Seller”), Christopher Carmichael and Brenden Garrison (the “Purchasers”), whereby the Purchasers purchased from the Seller, 3,000,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 80.21% of the issued and outstanding shares of the Company, for an aggregate purchase price of $150,000. Christopher Carmichael purchased 2,866,667 Shares, and Brenden Garrison purchased 133,333 Shares. As a result, Christopher Carmichael and Brenden Garrison became the majority shareholders of the Company. Prior to the closing of the transactions contemplated by the Stock Purchase Agreement, the Seller was our President, Chief Executive Officer, Chief Financial Officer, sole director, and majority shareholder.

Following the closing of the transaction, we intend to enter into an acquisition with an entity positioned in the multimedia industry focused on the intersection of cloud based cross platform applications synchronized across digital platforms.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At March 31, 2013 and December 31, 2012, respectively, the Company had $13 and $75 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accrued professional fees at March 31, 2013. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of March 31, 2013, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. In There are no such common stock equivalents outstanding as of March 31, 2013.

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

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

NOTE 2 – LOAN PAYABLE – RELATED PARTY

In December 2011, a shareholder loaned the Company $75 which is due on demand and non-interest bearing. In January 2012, a shareholder loaned the Company $4,325. In April 2012, a shareholder loaned the Company $2,500. In the first quarter of 2013, a shareholder loaned the Company $800. In connection with the February 2013 change in control, certain assets related to the Company’s former business plan were distributed to the shareholder and all loans payable to the shareholder were forgiven and recorded as a capital contribution.

NOTE 3 – STOCKHOLDERS’ DEFICIT

The Company has 200,000,000 shares of $0.001 par value commons stock authorized.

On December 22, 2011, the Company sold 3,000,000 common shares to the founder for cash proceeds of $3,000.

For the period from June to August 2012, the Company sold 740,000 common shares for cash proceeds of $22,200.

In March 2013 the Company effected a 3 for 1 split of its common shares. The shares outstanding have been retroactively restated in these financial statements to reflect the split.

At March 31, 2013, the Company had 11,220,000 common shares outstanding.

NOTE 4 – INCOME TAXES

For the periods ended March 31, 2013, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $37,250 at March 31, 2013, and will begin to expire in the year 2032.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 4 – INCOME TAXES (continued)

The provision for Federal income tax consists of the following at March 31:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$2,082	$1,321
Less: valuation allowance	(2,082)	(1,321)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$12,664	$10,582
Valuation allowance	(12,664)	(10,582)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Due to the recent change in ownership, net operating loss carry forwards will be limited as to use in future years.

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

NOTE 6 – LIQUIDITY AND GOING CONCERN

The Company has not generated any revenues, has negative working capital, and has suffered a loss from operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations or acquiring or merging with a profitable company. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock; however, there can be no assurance the Company will be successful in these efforts.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Ubiquity Broadcasting Corporation (the “Company,” “We,” or “Us”), f/k/a Fermo Group, Inc., was incorporated in the State of Nevada on December 2, 2011. We have not had any revenues, have minimal assets and have incurred losses since inception. We were original formed to place and operate donut making machines.

Change in Control

On February 21, 2013, we entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Ilia Sachin (the “Seller”), Christopher Carmichael and Brenden Garrison (the “Purchasers”), whereby the Purchasers purchased from the Seller, 3,000,000 shares of common stock, par value $0.001 per share, of the Company (the “Shares”), representing approximately 80.21% of the issued and outstanding shares of the Company, for an aggregate purchase price of $150,000. Christopher Carmichael purchased 2,866,667 Shares, and Brenden Garrison purchased 133,333 Shares. As a result, Christopher Carmichael and Brenden Garrison became the majority shareholders of the Company. Prior to the closing of the transactions contemplated by the Stock Purchase Agreement, the Seller was our President, Chief Executive Officer, Chief Financial Officer, sole director, and majority shareholder. Following the close of the transaction, the former business operations ceased.

Merger Agreement

On March 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Acquisition Corporation, a Nevada corporation and our wholly-owned subsidiary (“Ubiquity Acquisition”), and Ubiquity Broadcasting Corporation, a Delaware corporation (“Ubiquity”).

Pursuant to the terms of the Merger Agreement, Ubiquity Acquisition will merge with and into Ubiquity in a statutory reverse triangular merger (the “Merger”), with Ubiquity surviving as a wholly-owned subsidiary of the Company upon satisfaction of certain conditions. At the closing of the Merger, we will issue Ubiquity shareholders one share of our common stock, par value $0.001 per share for each share of Ubiquity’s common stock, par value $0.001. As a result of the Merger, we will become a multimedia company focused on the intersection of cloud-based cross platform applications synchronized across all screens for enhancing the digital lifestyle.

Conditions for the closing of the Merger include:

•	The Company shall have received an audit report of Ubiquity with respect to its two most recently completed fiscal years from an independent accounting firm that is registered with the Public Company Accounting Oversight Board; and

•	The Company shall have filed the Charter Amendment with the appropriate agency and effected the Share Increase (defined in Item 5.03), the Forward Split (defined in Item 8.01), and Name Change (defined in Item 5.03).

As of the date hereof, the closing conditions have not been satisfied. Accordingly, the Merger has not closed. Although we anticipate that the Proposed Transaction will be completed, there is no guarantee that the closing conditions will be satisfied, nor that the Proposed Transaction will be completed.

Results of Operations

Comparison for the three months ended March 31, 2013 and 2012

Net Revenue

Net revenue was $0 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012 respectively.

Total Cost of Sales

Cost of sales was $0 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012 respectively.

Gross profit

Gross profit was $0 for the three months ended March 31, 2013 and $0 for the three months ended March 31, 2012 respectively.

Net Loss

Net Loss was ($6,125) for the three months ended March 31, 2013, as compared to net loss of ($3,887) for the three months ended March 31, 2012. This increase of $2,234 or approximately 37.5% is attributed to the filing and accounting fees with the proposed merger.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable.

At March 31, 2013, we had cash and cash equivalents of $13 as compared to $75 as of December 31, 2012, representing a decrease of $62.

The cash flow used in operating activities decreased from ($6,887) for the quarter ended March 31, 2012 to ($2,362) for the quarter ended March 31, 2013.

The cash flow from financing activities decreased from net cash provided of $4,325 for the quarter ended March 31, 2012 to net cash used of $800 for the quarter ended March 31, 2013. This decrease is primarily attributed to the proposed merger agreement and change in control of ownership on in February 2013.

Going Concern

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended December 31, 2012 that states that our ongoing losses and lack of resources causes substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended March 31, 2013 and fiscal year ended December 31, 2012, which are contained in the Company’s 2012 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with our board of directors; however, actual results could differ from those estimates.

We issue restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 4.	Controls and Procedures.

Disclosure of controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of March 31, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended March 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal controls over financial reporting.

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      Mine Safety Disclosures.

Not applicable

Item 5.      Other Information

None

Item 6.      Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ubiquity Broadcasting Corporation

By:	/s/ Christopher Carmichael
Christopher Carmichael
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Dated:	May 20, 2013

