Form 10-Q
period 2013-06-30
Ubiquity Broadcasting Corp
filed 2013-08-14
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

As of August14, 2013, there were 7,220,000 shares of common stock, $0.001 par value issued and outstanding.

UBIQUITY BROADCASTING CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2013

1

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JUNE 30, 2013

Balance Sheets as of June 30, 2013 and December 31, 2012	F-1

Statements of Operations for the three and six months ended June 30, 2013 and 2012 and the period from December 2, 2011 (date of inception) to June 30, 2013	F-2

Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the period from December 2, 2011 (date of inception) to June 30, 2013	F-3

Notes to Financial Statements	F-4 – F-8

2

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$0	$75
Prepaid expenses	0	4,000
Equipment deposit	0	1,500

TOTAL ASSETS	$0	$5,575

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued professional fees	$7,531	$4,600
Loans payable – related parties	2,350	6,900

Total Liabilities	9,881	11,500

Stockholders’ Deficit
Common stock – $.001 par value, 200,000,000 shares authorized, 11,220,000 shares issued and outstanding	3,740	3,740
Additional paid-in-capital	29,160	21,460
Deficit accumulated during the development stage	(42,781)	(31,125)
Total Stockholders’ Deficit	(9,881)	(5,925)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$5,575

See accompanying notes to financial statements.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

FOR THE PERIOD FROM DECEMBER 2, 2011 (INCEPTION) TO JUNE 30, 2013

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from December 2, 2011 (Inception) to June 30, 2013

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Professional fees	5,531	1,000	11,594	3,500	25,294
General and administrative	0	92	62	479	17,487

TOTAL OPERATING EXPENSES	5,531	1,092	11,656	3,979	42,781

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAX	(5,531)	(1,092)	(11,656)	(3,979)	(42,781)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET LOSS	$(5,531)	$(1,092)	$(11,656)	$(3,979)	$(42,781)

LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,220,000	9,042,198	11,220,000	9,021,099

See accompanying notes to financial statements.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

FOR THE PERIOD FROM DECEMBER 2, 2011 (INCEPTION) TO JUNE 30, 2013

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from December 2, 2011 (Inception) to June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,656)	$(3,979)	$(42,781)
Loss of deposit on equipment	1,500	-	1,500
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Change in assets and liabilities:
(Increase) decrease in prepaid expenses	4,000	-	-
Increase (decrease) in accrued professional fees	2,931	(4,000)	7,531
NET CASH USED IN OPERATING ACTIVITIES	(3,225)	(7,979)	(33,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit - equipment	0	(1,500)	(1,500)
NET CASH USED IN INVESTING ACTIVITIES	0	(1,500)	(1,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	9,000	25,200
Proceeds - loans payable – related parties	3,150	6,825	10,050
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,150	15,825	35,250

Net increase (decrease) in cash	(75)	6,346	0

Cash and cash equivalents, beginning of period	75	3,000	-

Cash and cash equivalents, end of period	$0	$9,346	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

NON-CASH FINANCING TRNSACTIONS:
Reclassification of loan payable to paid-in capital	$7,700	$0	$7,700

See accompanying notes to financial statements.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At June 30, 2013 and December 31, 2012, respectively, the Company had $0 and $75 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and accrued professional fees at June 30, 2013. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of June 30, 2013, there have been no interest or penalties incurred on income taxes.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. In There are no such common stock equivalents outstanding as of June 30, 2013.

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

JUNE 30, 2013

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

At June 30, 2013, the Company had 11,220,000 common shares outstanding.

NOTE 4 – INCOME TAXES

For the periods ended June 30, 2013, the Company has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $42,800 at June 30, 2013, and will begin to expire in the year 2032.

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 4 – INCOME TAXES (continued)

The provision for Federal income tax consists of the following for the six months ended June 30:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$3,963	$1,352
Less: valuation allowance	(3,963)	(1,352)
Net provision for Federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2013	December 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$14,545	$10,582
Valuation allowance	(14,545)	(10,582)
Net deferred tax asset	$0	$0

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

NOTE 6 – LIQUIDITY AND GOING CONCERN

The Company has not generated any revenues, has negative working capital, and has suffered losses from operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

UBIQUITY BROADCASTING CORPORATION

(FORMERLY KNOWN AS FERMO GROUP, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

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

Results of Operations

Comparison for the three and six months ended June 30, 2013 and 2012

Net Revenue

Net revenue was $0 for the three months ended June 30, 2013 and $0 for the three months ended June 30, 2012 respectively.

Total Cost of Sales

Cost of sales was $ 0 for the three months ended June 30, 2013 and $0 for the three months ended June 30, 2012 respectively.

Gross profit

Gross profit was $0 for the three months ended June 30, 2013 and $0 for the three months ended June 30, 2012 respectively.

Net Loss

Net Loss was ($5,531) for the three months ended June 30, 2013, as compared to net loss of ($3,979) for the three months ended June 30, 2012. This increase of $1,552 or approximately 39% is attributed to the filing and accounting fees with the proposed merger.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable.

At June 30, 2013, we had cash and cash equivalents of $0 as compared to $75 as of December 31, 2012, representing a decrease of $75.

The cash flow used in operating activities decreased from ($7,979) for the quarter ended June 30, 2012 to ($3,225) for the quarter ended June 30, 2013.

The cash flow from financing activities decreased from net cash provided of $15,825 for the quarter ended June 30, 2012 to net cash used of $3,150 for the quarter ended June 30, 2013. This decrease is primarily attributed to the proposed merger agreement and change in control of ownership on in February 2013.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended June 30, 2013 and fiscal year ended December 31, 2012, which are contained in the Company’s 2012 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that as of June 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended June 30, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

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

Ubiquity Broadcasting Corporation

By:	/s/ Christopher Carmichael
Christopher Carmichael
Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

Dated:	August 14, 2013

