Form 10-Q
period 2013-09-30
Ubiquity Broadcasting Corp
filed 2013-11-27
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

or

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

As of November 18, 2013, there were 77,021,110 shares of common stock, $0.001 par value issued and outstanding.

UBIQUITY BROADCASTING CORPORATION

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2013

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “Ubiquity-NV,” “our Company,” or “the Company” are to the business of Ubiquity Broadcasting Corporation, f/k/a Fermo Group, Inc, and its wholly-owned subsidiary, Ubiquity Broadcasting Corporation, a Delaware Corporation.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UBIQUITY BROADCASTING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CONTENTS

PAGE

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	F-1

Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited)	F-3

Notes to the Financial Statements	F-4 - F-14

2

UBIQUITY BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and equivalents	$878,541	$118,663
Accounts receivable, net	34,850	29,600
Prepaid expenses	226,426	160,994
Notes receivable/other current assets	351,318	216,439
Total Current Assets	1,491,135	525,696

Property and equipment, net	1,020,347	990,676

Other Assets
Intangible assets, net	13,557,610	8,527,252

TOTAL ASSETS	$16,069,092	$10,043,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$493,169	$831,026
Accrued expenses	2,296,376	1,809,015
Credit cards payable	499,174	455,174
Loans/leases payable	12,500	12,500
Total Liabilities	3,301,219	3,107,715

Stockholders’ Equity
Common stock, $.001 par value, 200,000,000 shares authorized, 65,105,610 and 48,649,824 shares issued and outstanding, respectively	65,106	48,650
Preferred stock, $0.001 par value, 0 and 10,000,000 shares authorized, respectively; 0 and 600,000 shares issued and outstanding, respectively	0	600
Additional paid-in capital	81,079,529	68,407,133
Deferred stock-based compensation	(654,030)	-
Accumulated deficit	(67,722,732)	(61,520,474)
Total Stockholders’ Equity	12,767,873	6,935,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,069,092	$10,043,624

See accompanying notes to the financial statements.

UBIQUITY BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012

REVENUES	$19,800	$103,865	$58,787	$219,696
COST OF SALES	-	-	-	-
GROSS MARGIN	19,800	103,865	58,787	219,696

OPERATING EXPENSES
Meals and entertainment	10,626	14,539	32,934	46,499
Marketing	30,627	11,512	66,653	27,616
Production	41,845	45,135	110,923	128,616
Outside services	54,469	63,359	349,945	236,448
Payroll expense	388,288	282,651	1,414,006	1,055,093
Stock-based compensation	814,720	-	1,541,430	-
Office and computer	37,570	33,540	118,450	106,405
Professional fees	358,237	170,568	964,903	479,680
Rent	90,867	120,237	301,245	317,452
Travel	33,718	14,848	66,585	95,018
Taxes	2,023	5,497	2,023	8,982
Charitable contributions	36,016	20,059	41,016	55,059
Depreciation and amortization	400,315	205,395	948,106	616,184
Other operating expenses	68,549	254,907	302,826	706,566
TOTAL OPERATING EXPENSES	2,367,870	1,242,247	6,261,045	3,879,618

LOSS FROM OPERATIONS	(2,348,070)	(1,138,382)	(6,202,258)	(3,659,922)

OTHER INCOME (EXPENSES)
Interest income	-	-	-	-
Other income	-	15	-	14,478
TOTAL OTHER INCOME (EXPENSES)	-	15	-	14,478

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,348,070)	(1,138,367)	(6,202,258)	(3,645,444)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(2,348,070)	$(1,138,367)	$(6,202,258)	$(3,645,444)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.04)	$(0.02)	$(0.10)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	64,027,365	46,428,908	61,031,041	44,586,492

See accompanying notes to the financial statements.

UBIQUITY BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,202,258)	$(3,645,444)
Change in non-cash working capital items:
Depreciation and amortization	948,106	616,184
Stock-based compensation	1,541,430	-
Changes in assets and liabilities:
(Increase) in accounts receivable	(5,250)	(10,139)
(Increase) in prepaid expenses	(65,432)	(27,855)
(Increase) decrease in other current assets	(134,879)	464,561
(Decrease) in accounts payable	(337,857)	(160,600)
Increase in accrued expenses	487,361	94,277
Increase in credit cards payable	44,000	20,703
Net Cash Flows Used by Operating Activities	(3,724,779)	(2,648,313)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(254,633)	(17,988)
Acquisition of intangible assets	(353,502)	(286,548)
Net Cash Used in Investing Activities	(608,135)	(304,536)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	5,467,918	2,933,024
Equity issuance costs	(375,126)	(209,362)
Proceeds (payments) on loans/leases payable	-	(58,572)
Net Cash Provided by Financing Activities	5,092,792	2,665,090

NET INCREASE (DECREASE) IN CASH	759,878	(287,759)

Cash, beginning of period	118,663	300,671
Cash, end of period	$878,541	$12,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITY:
Common stock issued to acquire intangible assets	$5,400,000	$3,000,000
Common stock issued and recorded as deferred compensation	$654,030	$0

See accompanying notes to financial statements.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 1 – NATURE OF BUSINESS

Description of Our Company

Ubiquity Broadcasting Corporation was incorporated in the State of Nevada on December 2, 2011. We have not had any revenues, have minimal assets and have incurred losses since inception. We were original formed to place and operate donut making machines.

The company is focused on the intersection of cloud based cross-platform applications synchronized across all screens for enhancing the digital lifestyle.  Ubiquity has its own studio operations, and is developing ubiquitous digital applications and digital content in connection with its intellectual property. Ubiquity’s technology is seamless, simplistic, and extremely intuitive.  Ubiquity has developed products and services providing a seamless platform for access to all media and content from all devices. These products include mobile commerce, video search, and a customized interface for all personal and public files, including any media and any content from any source to any device.

The company is focused on becoming an industry leader in cloud-based products and services, and management expects its competitive position will be enhanced and sustained by its broad and deep portfolio of patents and intellectual property.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 8-K filed with the SEC as of and for the year ended December 31, 2012 and 2011. In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Acquisition of Ubiquity Broadcasting Corporation, a Delaware corporation

As previously reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) on March 5, 2013 with Ubiquity Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), and Ubiquity Broadcasting Corporation, a Delaware corporation (“Ubiquity-DE”).

Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Ubiquity-DE in a statutory reverse triangular merger (the “Merger”), with Ubiquity-DE surviving as a wholly-owned subsidiary of the Company. At the closing of the Merger on September 20, 2013 (the “Closing Date”), we issued Ubiquity-DE shareholders one share of our common stock, par value $0.001 per share for each share of Ubiquity-DE’s common stock, par value $0.001 (the “Share Exchange”). As a result of the Merger, we ceased our prior operations and became a multimedia company focused on the intersection of cloud-based cross platform applications synchronized across all screens for enhancing the digital lifestyle.

The transaction was regarded as a reverse merger whereby Ubiquity-DE was considered to be the accounting acquirer as its management retained control of the Company after the Share Exchange.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the provisions of the Merger Agreement filed as Exhibit 2.1 to this Report, which is incorporated by reference herein.

Merger

On March 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Broadcasting Corporation, a privately held Delaware corporation (“Ubiquity-DE”), and Ubiquity Acquisition Corp., a newly formed, wholly-owned Nevada subsidiary of ours (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into Ubiquity-DE, and Ubiquity-DE, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”). A condition to the closing of the merger was that the Company shall have received an audit report of Ubiquity-DE with respect to its two most recently completed fiscal years from an independent accounting firm that is registered with the Public Company Accounting Oversight Board. Ubiquity-DE received an audit report by Silberstein Ungar, PC dated September 20, 2013. Accordingly, the merger closed on September 20, 2013.

Pursuant to the terms and conditions of the Merger Agreement:

☐	Each share of Ubiquity-DE’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 69,435,610 shares of our common stock. An aggregate of 69,435,610 shares of the Company’s common stock were issued to the holders of Ubiquity-DE’s common stock.

☐	Pursuant to the terms of the Merger Agreement, new members of our board of directors were appointed. Our new board of directors consists of previously the directors and officer of Ubiquity-DE.

The purposes of the transactions described in the Form 8-K were to complete a reverse merger and complete a recapitalization of the company with the result being that Ubiquity-DE became a wholly-owned subsidiary.  Our business operations will now focus on the business of Ubiquity-DE in the future and our management will be the management of Ubiquity-DE.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Ubiquity Broadcasting Corp., a Delaware corporation. All material inter-company accounts and transactions have been eliminated in consolidation.

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

In connection with the Merger, we ceased all operations related to this business and succeeded to the business of Ubiquity-DE as our sole line of business.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a December 31 fiscal year end.

Cash and Cash Equivalents

For purposes of the accompanying financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Bad debt expense was $0 for the three and nine months ended September 30, 2013 and 2012. The allowance for doubtful accounts was $0 as of September 30, 2013 and December 31, 2012.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

The capital assets are being depreciated over their estimated useful lives, three to seven years using the straight-line method of depreciation for book purposes.

Fair Value of Financial Instruments

The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and six years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses will be reflected in OCI.

Equity and other investments include debt and equity instruments. Debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) will be reflected in OCI. All other investments, excluding those accounted for using the equity method, are recorded at cost.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost and the financial health and business outlook for the investor. Ubiquity will also base their actions on industry performance, changes in technology, operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge will be recorded and a new cost basis in the investment will be established.

Intangible Assets

Intangible assets are amortized using the straight-line method over fifteen years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. All of Ubiquity’s intangible assets are subject to amortization.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.  Revenue from packaged product sales to distributors and resellers is usually recorded when related products are shipped. However, when the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received.

Cost of Revenue

Cost of revenue includes the direct costs to manufacture and distribute the product and the direct costs to provide online services, production, consulting, product support, licensing opportunities, training and certification of sub-contractors.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketing Costs

Marketing costs are expensed as incurred. Marketing expenses were $30,627 and $66,653 for the three and nine months ended September 30, 2013, respectively, and $11,512 and $27,616 for the three and nine months ended September 30, 2012.

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

Concentration of Credit Risks

The Company maintains its cash and cash equivalents in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; however, amounts in excess of the federally insured limit may be at risk if the bank experiences financial difficulties.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when the Company reaches technological feasibility for its products; the potential outcome of the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from these estimates and assumptions.

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three and nine months ended September 30, 2013 and 2012 since their effect is anti-dilutive.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Recently Issued Accounting Guidance

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
Commissions	$89,308	63,309
Rent	96,555	96,155
Security deposit	39,433	400
Miscellaneous	1,130	1,130
Legal	0	0
Total prepaid expenses	$226,426	$160,994

NOTE 4 – PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
Machinery and equipment	$478,822	$419,907
Office equipment	882,913	874,853
Leasehold improvements	573,508	385,850
Subtotal	1,935,243	1,680,610
Accumulated depreciation	(914,896)	(689,934)
Property and equipment, net	$1,020,347	$990,676

Depreciation expense was $224,962 and $149,124 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company has capitalized costs in relation to developing acquiring intangible assets, which consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
Patents and trademarks	$6,568,951	$6,379,353
Data compression	685,362	521,458
Website	2,440,139	2,440,139
Invicta immersive property	2,028,000	2,028,000
Think Mobile GiftSender	2,391,800	-
Think Media	2,391,800	-
Biznexion	216,400	-
Digital Magazine	400,000	-
Goodwill	972,000	972,000
Subtotal, intangible assets	18,094,452	12,340,950
Accumulated amortization	(4,536,842)	(3,813,698)
Intangible assets, net	$13,557,610	$8,527,252

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 5 – INTANGIBLE ASSETS (CONTINUED)

Additions to the intangible assets primarily relate to the Company’s development of patents and trademarks, data compression and the WEAV website project. The company has incurred heavy costs for intangible assets in the past and does not expect to see intangible costs level out or drop in the future as the company continues to invest and develop its intellectual property. The Company analyzes these assets on an annual basis and determined that no impairment was necessary for the nine months ended September 30, 2013. Amortization is recorded using the straight-line method over a period of fifteen years.

On July 27, 2012, Ubiquity entered into an asset purchase agreement with Invicta, LLC, a California limited liability company and Jonathan Eubanks, to purchase its Software Development and software platform for social mobile and online virtual gaming. Ubiquity issued Jonathan Eubanks 750,000 shares of common stock at the rate of $4.00 per share resulting in the total purchase price of $3,000,000. This purchase reflects on the financial statements ending December 31, 2012 as $3,000,000 of intangible assets. The intangible assets will be tested for impairment annually. No impairment was deemed necessary as of September 30, 2013.

On July 12, 2013, the Company acquired intangible assets for 597,950 shares of common stock valued at $4.00 per share for a total purchase price of $2,391,800.

Also on July 12, 2013, the Company acquired intangible assets for 54,100 shares of common stock valued at $4.00 per share for a total purchase price of $216,400.

Additionally on July 12, 2013, the Company acquired intangible assets for 597,950 shares of common stock valued at $4.00 per share for a total purchase price of $2,391,800.

On September 30, 2013 the Company acquired intangible assets for 100,000 shares of common stock valued at $4.00 per share for a total purchase price of $400,000.

Amortization expense for all intangible assets was $723,144 and $467,060 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2013 and December 31, 2012:

	2013	2012
Salary and wages	$1,472,810	$951,428
Payroll and other taxes	811,680	845,701
Interest	11,886	11,886
Total accrued expenses	$2,296,376	$1,809,015

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company paid or accrued bonuses related to equity raises of $375,126 and $209,362 to two officers during the nine months ended September 30, 2013 and 2012, respectively.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

The President of Ubiquity Broadcasting Corporation, Christopher (“Chris”) Carmichael, has accrued salary of $1,219,880 as of September 30, 2013 resulting in part from previous work done for the company and from his new salary as President and CEO. Chris Carmichael accrues and draws a salary of $420,000 and accrues 300,000 options annually.

The Carmichael Family has personally guaranteed two company credit cards and has allowed the company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family is up to $800,000 per month.

The company had certain note payables outstanding to related parties as of September 30, 2013 and December 31, 2012. Chris Carmichael was owed $254,000 and $14,000 as of September 30, 2013 and December 31, 2012, respectively. The amounts are unsecured, non-interest bearing and due on demand.

Albert Carmichael was owed 0 and $22,000 as of September 30, 2013 and December 31, 2012. The amounts are unsecured, non-interest bearing and due on demand.

On August 30, 2010, Ubiquity entered into three separate Patent Licensing Agreements with Sponsor Me Inc., for the License of the “Immersive Advertising Patent” in the amount of $250,000, another agreement for the license of the “Lifestyle Portal” Patent in the amount of $250,000, and also a Lifestyle Portal Web and Mobile Development reimbursement agreement for the production of the Sponsor Me Inc. web and mobile site. The balance due on these agreements was $189,085 and $169,711 as of September 30, 2013 and December 31, 2012, respectively.

SC Business Consulting, a company controlled by a relative of a shareholder, owed the company $0 and $7,358 as of September 30, 2013 and December 31, 2012, respectively. The amount was unsecured, non-interest bearing and due on demand.

NOTE 8 – STOCKHOLDERS’ EQUITY

Ubiquity Broadcasting Corporation has 200,000,000 shares of $.001 par value Common Stock and 0 shares of $0.001 par value Series A Preferred shares authorized as of September 30, 2013.

During the nine months ending September 30, 2013 the company issued 13,919,286 shares of common stock for cash proceeds of $5,467,918. Equity issuance costs related to the stock issuances was $375,126 for the nine months ended September 30, 2013.

The Company also converted 600,000 Preferred shares to common on a 1 to 1 basis.

Also, during the nine months ended September 30, 2013, the Company issued 1,350,000 shares valued at $4.00 per share to acquire intangible assets. See Note 5.

The Company also issued 587,500 shares of common stock for services during the three months ended September 30, 2013. The shares were valued at $2.50 per share for a total value of $1,468,750. Deferred compensation related to these issuances of $654,030 was recorded as of September 30, 2013 and will be expensed through February 2014.

There were 65,105,610 and 48,649,824 common shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718: Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718: Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

During the year ended December 31, 2012, the Company granted 2,075,000 stock options valued at $6,696,561with exercise prices of $4.00. The options were valued on the grant dates using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 116%, risk-free interest rates of 0.62-0.77% and expected lives of 60 months. The options were fully expensed as of December 31, 2012.

On February 1, 2013, the Company granted 250,000 stock options valued at $726,710 with exercise prices of $4.00. The options were valued on the grant dates using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97%, risk-free interest rates of 0.88% and expected lives of 60 months. The options were fully expensed as of March 31, 2013.

The Company had the following options outstanding as of September 30, 2013 and December 31, 2012:

	Number of Options	Weighted average exercise price
Outstanding, January 1, 2012	9,225,000	$2.50
Granted - 2012	2,075,000	4.00
Exercised - 2012	0	0
Expired - 2012	0	0
Balance, December 31, 2012	11,300,000	2.78
Granted - 2013	250,000	4.00
Exercised - 2013	0	0
Expired - 2013	0	0
Balance, September 30, 2013	11,550,000	$2.80

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On October 7, 2010, Ubiquity Broadcasting Corporation entered into a 5 year lease for a new building in the city of Irvine, CA. The new lease is to commence in the month of March, 2011. In the first and second quarters of 2011, Ubiquity experienced heavy leasehold improvements and fixed asset additions as they upgraded from an 8,629 sq. ft. building to a larger more accommodating 23,450 sq. ft. facility. Lease payments will increase from $18,250 to $37,934 monthly net and increase by roughly 3% annually. Pre-paid rent booked in 2010 will be taken in months 4, 12, 19, 24, and 30 respectively.

Minimum annual rent is as follows for the initial term of the lease:

Year ended December 31, 2013	$122,525
2014	519,194
2015	539,701
2016	136,212
Total lease commitment	$1,317,632

On December 10, 2008, Space 150, LLC and Ubiquity agreed to a payment arrangement for the final award as follows: $60,000.00 was paid on December 10, 2008 at the signing of the agreement and the remaining balance is to be paid out as $45,000 payable at the end of every quarter commencing March 31, 2009 and concluding March 31, 2014. Per the payment agreement Ubiquity retains the right to the website and will be delivered all of the source code and work done on the website, subsequently, Space 150 will transfer the domain names “we-av.net” and “we-av.com” upon completion of the agreement. Of the final award $614,308 was booked as the website asset, $352,661 was booked as legal fees incurred in 2008, and $42,003 was booked as interest respectively as an expense in the 2008 fiscal year. As of September 30, 2013 and December 31, 2012, respectively, Ubiquity owed Space 150, LLC $108,972 and $273,972. The amounts are personally guaranteed by Chris and Connie Carmichael.

The company currently is paying the settlement agreement of XS Networks, Inc. to protect its patented and trademarked interest. On April 9, 2008, XS Network settled its case with Kazuyoshi Kiyota for a total amount of $375,000. Payments in the amount of $30,000 were due and payable on the 1st of April and October until the balance was paid in full. Final payment was made in April, 2013. The balance of the settlement was $0 and $30,000 as of June 30, 2013 and December 31, 2012, respectively.

At the time of death of the former President of Ubiquity Broadcasting Corporation, Gregory Crotty had accrued $93,743 in salary, 80,000 Common Shares of Ubiquity Broadcasting Corporation, and had 703,250 options to purchase Ubiquity Broadcasting Corporation Common Shares at $1.50 per share. He also had 150,000 shares of common stock issued in his name. Ubiquity will have to issue these shares and pay the balance of his accrued salary to the proper beneficiary once established. As of September 30, 2013, an established beneficiary has yet to be named. All 703,250 options expired as of December 31, 2011 and are not included in total options outstanding.

On April 26, 2012, Ubiquity filed a complaint against former employees Benjamin Feinman (Havey) and Erik Smith for fraud, negligent misrepresentation, unfair business practices, breach of contract, breach of non-compete covenant, breach of implied covenant of good faith and fair dealings, conversion, money had and received, common law misappropriation of proprietary information. Ubiquity expects to experience legal fees in excess of the norm due to the proceedings of this case.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 9 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

In an effort to mitigate damages identified by Ubiquity Broadcasting Corporation (“Ubiquity”) in its action Ubiquity Broadcasting Corporation v. Erik Smith et al, on or about May 21, 2013, Ubiquity, Christopher Carmichael, and Connie Carmichael (“Ubiquity Parties”) and Benjamin Havey (“Havey”) and Erik Smith (“Smith) entered into a mutual Settlement Agreement and General Release without either party’s admission of any wrongdoing. In exchange for promises and representation made by Smith and Havey, Ubiquity agreed to a cash settlement with Smith in the amount of $55,000 and a cash settlement with Havey in the amount of $65,000. As of September 30, 2013 Ubiquity owed $0 to Havey and Smith.

On March 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Broadcasting Corporation, a privately held Delaware corporation (“Ubiquity-DE”), and Ubiquity Acquisition Corp., a newly formed, wholly-owned Nevada subsidiary of ours (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into Ubiquity-DE, and Ubiquity-DE, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”). The merger closed on September 20, 2013.

During the first quarter of 2013, the EDD California Employment department notified the Company with an assessment of our independent contractors that the Company may have to pay additional taxes based on our independent contractor payments for a total contingent liability of $305,885. The Company filed a formal petition as of April 22, 2013 and has not heard back on any formal final ruling.

On March 22, 2013, the Company entered into an agreement to retain a new co-chairman of the board. The agreement granted 250,000 shares of common stock valued at $2.50 per share for services to be rendered over a twelve month period. In July 2013, the agreement was amended to grant an additional 250,000 shares for services through February 2014. See Note 8.

NOTE 10 – INCOME TAXES

For the period ended September 30, 2013, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and has previous net operating loss carry-forwards of approximately $61,500,000 through December 31, 2012. The cumulative loss as of September 30, 2013 of approximately $67,700,000 will be carried forward and can be used through the year 2033 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the nine months ended September 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$2,108,768	$1,239,451
Valuation allowance	(2,108,768)	(1,239,451)
Net provision for federal income tax	$0	$0

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

NOTE 10 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2013 and December 31, 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$23,025,729	$20,916,961
Valuation allowance	(23,025,729)	(20,916,961)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $67,700,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred operating losses each of the past two years, and has not yet produced continuing revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company has issued 379,000 shares of common stock for cash proceeds of $800,000.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Overview

Ubiquity Broadcasting Corporation (the “Company,” “We,” or “Us”), f/k/a Fermo Group, Inc., was incorporated in the State of Nevada on December 2, 2011. On March 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), and Ubiquity Broadcasting Corporation, a Delaware corporation (“Ubiquity-DE”).

Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Ubiquity-DE in a statutory reverse triangular merger (the “Merger”), with Ubiquity-DE surviving as a wholly-owned subsidiary of the Company. At the closing of the Merger on September 20, 2013 (the “Closing Date”), we issued Ubiquity-DE shareholders one share of our common stock, par value $0.001 per share for each share of Ubiquity-DE’s common stock, par value $0.001 (the “Share Exchange”). As a result of the Merger, we ceased our prior operations and became a multimedia company focused on the intersection of cloud-based cross platform applications synchronized across all screens for enhancing the digital lifestyle.

The transaction was regarded as a reverse merger whereby Ubiquity-DE was considered to be the accounting acquirer as its management retained control of the Company after the Share Exchange.

Business

We are a vertically integrated, technology-focused media company. Ubiquity is focused in five specific areas with a robust portfolio of patents and intellectual property. First, the Company has developed an intuitive user interface making access to all content from any device in a simple, consistent format. Second, Ubiquity enables the search and identification of any object and image in all video and digital media. Third, it has developed a platform for mobile transaction including the integration of payments, money transfers, coupons and gifts. Ubiquity has also developed an industry-leading, intuitive, immersive consumer experience for all web-based activity. Finally, the company allows for the personalization of all content, whether public or private, in a unique accessible way.

Through Ubiquity Labs we are leveraging an extensive portfolio of intellectual property spanning Web 3.0, immersive advertising, video compression, content distribution, eCommerce, and mobile applications to support the commercialization of new technologies. In addition, we intend to pursue strategic licensing opportunities.

Through Ubiquity Studios, we provide we engage in the commercial production, distribution and exploitation of entertainment products including but not limited to television, commercials and film.

Recent Developments

Acquisition of the Social Mashup and IPTV

On July 12, 2013, the Company acquired intangible assets, including the Social Mashup and IPTV, from Think Design Media Inc., a California corporation, for 597,950 shares of common stock valued at $4.00 per share for a total purchase price of $2,391,800.

The Social Mashup is a series of Application Programming Interfaces (“APIs”) that help small and medium-sized businesses manage their social media presence. The complete suite consists of 6 APIs: SocialMedia Share, SocialMedia Stream, SocialMedia Votes, SocialMedia Analytics, SocialMedia Expressions, and SocialMedia Login ID.

SocialMedia Share allows businesses to easily add sharing buttons to their Web sites from all of the major social networks, and track that activity of the shared content through their dashboard. SocialMedia Stream aggregates all of a company's social media feeds into a single wall on their Web site. It also takes comments made on the site, or on any of the social media platforms, and ensures that they are synced across all of the others.

SocialMedia LoginID is a set of tools that enables user login using an existing social media account from Facebook, Twitter, Google, Yahoo!, or LinkedIn. The tool uses this information to help the company personalize information for its visitors.

SocialMedia Votes is a content and poll module that allows a company to implement, and share opinions and results across entire social networks using SocialMedia Stream. The data shared via these polls and contests can be tracked through the API’s dashboard. SocialMedia Analytics is a tool that provides companies with a broad set of traffic data on the social engagement of its users. The tool tracks information including name, age, gender, interests and activities, and is able to analyze data from all of The Social Mashup tools.

IPTV provides Web video publishers and broadcasters with an alternative way to create and deploy video applications that transform standard online videos into interactive, multi-dimensional, personalized user experiences. By adding advertising and other layered content to Web videos, the platform and technology creates new revenue streams for content providers, increasing their ROI and their user base. IPTV also allows the publisher to retain control of their content rather than giving it to a third party that takes a disproportionate amount of the revenue, and gains access to their proprietary viewer data.

IPTV's social media APIs make it easy for viewers to login and share video from the platform. It has a robust analytics dashboard that gives publishers access to detailed information about the viewing patterns of any video that they upload. IPTV also allows for elements tagged within the video to link to an eCommerce backend that makes programming shoppable.

IPTV for archived video is available today; we also believe the platform will support live streaming in Q4 2013.

Acquisition of Gift Sender

Additionally on July 12, 2013, the Company acquired intangible assets, including Gift Sender, from Think Mobile, Inc., d/b/a GiftSender, a Delaware corporation, for 597,950 shares of common stock valued at $4.00 per share for a total purchase price of $2,391,800.

Gift Sender is an application that lets people purchase, send, redeem, or swap a gift card on a mobile device. In 2012 over $100 billion was spent on gift cards in the US. Mobile gift cards offer significant benefits over the old plastic cards. They can be saved in a "wallet" on the owner's mobile device, they can display realtime balance information, and they can be bought and sent without having to travel to a physical location like a grocery store to make the purchase.

Gift Sender has introduced a number of new features that make its gift cards more useful that most other mobile gift card apps. In addition to the more than 100 retailer and restaurant gift cards, the company has created its own currency called "Gift Sender Bucks". Gift Sender Bucks are the same as cash in the app, and can be redeemed by converting them into gift cards at any time. The company expects that Gift Sender Bucks will be a popular option when the sender wants to give the recipient the flexibility to pick their own gift.

The recipient of Gift Sender Bucks has the ability to redeem them for exactly the amount of a transaction. If the user wants to make a purchase of $23.67 they no longer need to purchase a $25 gift card, as they do in every other mobile gift card app, and then get stuck with a $1.33 balance that they will never use. This solves one of the major pain points of gift card usage, not only for the recipients, but also for the issuers who have to carry any unredeemed amount as a liability on their balance sheets.

Gift Sender also lets users "regift" a gift card that they receive by forwarding it, as new, to someone else. And in a first for a mobile app, Gift Sender lets users swap a gift card with a friend. If one person receives a card for a store that they do not like, they are able to swap it with a friend who may also have an unwanted card. Gift Sender facilitates the swap and takes a fee for the transaction.

GiftSender is available on all iOS and Android devices.

Acquisition of ZoneBox

Also on July 12, 2013, the Company acquired intangible assets, including ZoneBox, from Biznexion, Inc., a Delaware corporation, for 54,100 shares of common stock valued at $4.00 per share for a total purchase price of $216,400.

Zonebox is a cloud-based communication, collaboration, and content management system. The platform allows users to store, organize, and share files. It is Web-based tool and is offered on a SaaS subscription model with different pricing tiers based on the amount of storage used. The platforms provides networking applications to interact with anyone in a defined environment. It is designed to be an easily user configured intranet without the need for significant IT support.

Zonebox is a feature rich platform that has a range of tools necessary to manage a small work group or a large enterprise. It includes drag-and-drop file storage which enables easy sharing of documents, images, spreadsheets, or other data with others within their Zonebox network. There is a wall where people can comment on projects or share information; users can set permissions on all of their content and posts to limit sharing with the entire work group or only selected people.

And Zonebox has a variety of proprietary communication tools that are integrated into the platform. There is a messaging system for sharing internal emails. And there are Web-based text, audio, and video chat tools that allow secure connections between any two people in the organization, with the whole organization, or any subset thereof. There is also a group calendar application with sharing and notification capabilities.

Zonebox is built to work across platforms with all data stored in the cloud. It is built in .Net with data uploaded to Windows Azure Cloud Storage. The front end is built in Java Script and HTML5 to ensure application portability.

Plan of Operations

Ubiquity has developed a comprehensive portfolio of intellectual property spanning business and consumer applications in several expansive online and mobile markets. It is uniquely positioned to exploit its families of patents, and patents pending, to drive strategic value to its licensing partners, their customers and drive shareholder value. In addition, on a selective basis, it intends to bring certain products to market complimentary to and supported by its IP.

While we have made nominal sales of these products to date, we are in the process of developing marketing and commercialization strategies to support those efforts. We do not expect to begin realizing consistent revenue until 2014.

We will continue to opportunistically contemplate and complete acquisitions to further solidify our intellectual property and product portfolio. Our intellectual property and families of patents, addresses the following applications:

•	Object & logo detection. Ubiquity’s patented and patent pending compression technology enables our software to intelligently discern objects of interest; clean the edges, distinguish vehicles, distinguishing marks and other objects; and continuously track positions for all moving and stationary targets within the video scene all with a high level of accuracy

•	Web navigation. Since Netscape, users of the Internet have had a limited framework to navigate web content and organize information. Ubiquity has developed a game-changing patented framework, being commercialized as Sprocket, which enables users to more effectively aggregate content over disparate mediums in a more easy-to-use, centralized way.

•	Immersive Advertising. The next evolution in digital advertising must be driven by innovative platforms that more effectively help marketers move their businesses forward. Technology will only be able to deliver on its promise of moving TV dollars online if it creates greater process efficiencies, drives more commerce, and enables deeper engagement with consumers. Ubiquity’s patented immersive advertising technologies provide for highly stylized and customized online advertising embedded in web content.

•	Online Content Navigation. One of the most important patents at Ubiquity is Sprocket, an easy-to-use navigation tool designed to simplify the management of consumer’s digital lifestyle.

•	Lifestyle Portal. Consumers are increasingly demanding content that is relevant to their interests and to their lifestyle, organized in a simple, easy to access online format. Ubiquity’s patented lifestyle portal is integrated into its Sprocket product.

•	Smart Card. Ubiquity’s patented smart card technology enables smart cards to improve the convenience and security of any transaction.

•	Mobile Transaction Gateway. Mobile commerce in the U.S. is now mainstream commerce. Ubiquity’s patented mobile transaction gateway technology enables carriers and content providers to more seamlessly provide fee-based downloads to end-consumers.

•	Inventory Management & Fulfillment. eCommerce transactions continue to grow and it is impacting how companies go to market, and the supply chains that support them. Fulfillment has never been a more critical function. Ubiquity’s inventory management & fulfillment patented technology provides retailers with a more seamless, consistent and cost-effective way to do business.

•	Super Compression. Ubiquity’s patented next generation compression format provides crisp and highly efficient video transmission and mobile editing, which all for on-the-go video editing and production.

In addition, through Ubiquity Studios we are pursuing opportunities creating, developing and producing proprietary programming for the global market utilizing our state-of-the-art content production facility that houses three sound stages. The Company’s Officers and consultants have experience in feature film production, distribution and promotions, including target-specific marketing efforts.

We currently have under consideration a number of potential film productions and opportunities to distribute films which are either in process or are in the planning stages. The Company is also reviewing and considering several opportunities to distribute productions which are either under production or have completed production by third parties.

As of Septemer 30, 2013, we have taken the following steps to implement our business plan:

Completed acquisition of Think Design Media, Inc., Biznexion, Inc., and ThinkMedia Inc. in support the commercialization of our products;

•	Commenced marketing and sales plan;
•	Ramped business development efforts to drive Ubiquity Studios projects; and
•	Complete our Agreement and Plan of Merger entered into on March 5, 2013 with Ubiquity Acquisition Corporation and Ubiquity Broadcasting Corporation.

Results of Operations

Comparison for the three and nine months ended September 30, 2013 and 2012

Net Revenue

Net revenue was $19,800 and $58,787 for the three and nine months ended September 30, 2013, respectively, as compared to $103,865 and $219,696 for the three and nine months ended September 30, 2012. This decrease is primarily attributable to the company having historically experienced inconsistent revenue streams. This inconsistency is related to event driven nature of its historical revenue. Going forward management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services; therefore management does not expect inconsistency in its revenue on a gong forward basis.

Total Cost of Sales

Cost of sales was $0 and $0 for the three and nine months ended September 30, 2013, respectively, as compared to $0 and $0 for the three and six months ended September 30, 2012.

Gross profit

Gross profit was $19,800 and $58,787 for the three and nine months ended September 30, 2013, respectively, as compared to $103,865 and $219,696 for the three and nine months ended September 30, 2012. This decrease is primarily attributable to the company having historically experienced inconsistent revenue streams. This inconsistency is related to event driven nature of its historical revenue. Going forward management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services; therefore management does not expect inconsistency in its revenue on a gong forward basis.

Net Loss

Net Loss was ($2,348,070) and ($6,202,258) for the three and nine months ended September 30, 2013, respectively as compared to ($1,138,367) and ($3,645,444) for the three and nine months ended September 30, 2012. This decrease is primarily attributable to the company having historically experienced inconsistent revenue streams. This inconsistency is related to event driven nature of its historical revenue. Going forward management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services; therefore management does not expect inconsistency in its revenue on a gong forward basis.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable.

At September 30, 2013, Ubiquity had cash and cash equivalents of $878,541 as compared to $118,663 as of December 31, 2012, representing an increase of $759,878.

The cash flow used in operating activities increased to ($3,724,779) for the nine months ended September 30, 2013 compared to ($2,648,313) for the nine months ended September 30, 2012.

The cash flow from financing activities increased to net cash provided of $5,092,792 for the nine months ended September 30 2013, as compared to net cash provided of $2,665,090 for the nine months ended September 30, 2012.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred operating losses each of the past two years, and has not yet produced continuing revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended September 30, 2013 and fiscal year ended December 31, 2012, which are contained in the Company’s 2012 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that as of September 30, 2013 our disclosure controls and procedures were not effective at the reasonable assurance level:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ended September 30, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

3,352,625 shares were issued in the quarter ended September 30, 2013 to approximately 64 accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act for a total of $5,467,918.

The above securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Prior to the merger date of September 20, 2013 the company’s subsidiary converted 600,000  shares of its preferred shares to common shares from 1 shareholder in anticipation of the merger.

The Company also issued 587,500 shares of common stock to 9 people for services during the three months ended September 30, 2013. The shares were valued at $2.50 per share for a total value of $1,468,750. Deferred compensation related to these issuances of $654,030 was recorded as of September 30, 2013 and will be expensed through February 2014.

The above securities were issued to the individuals identified in connection with a transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506 promulgated under the Securities Act. The investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB *	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

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

Ubiquity Broadcasting Corporation
By:	/s/ Christopher Carmichael
Christopher Carmichael
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated:	November 27, 2013

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated:	November 27, 2013

