Form 10-K
period 2013-12-31
Ubiquity Broadcasting Corp
filed 2014-04-16
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-179738

Ubiquity Broadcasting Corporation
( Exact name of registrant as specified in its charter )

Nevada	99-0371375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9801 Research Drive Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code : (949) 489-7600

Securities registered under Section 12(b) of the Act:

Title of each class: None	Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Act:
(Title of class) None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $20,246,400.

Number of the issuer’s common stock outstanding as of:  April 15, 2014 – 327,326,696

Documents incorporated by reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public.  Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Ubiquity Broadcasting Corporation and our wholly-owned subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1.       Business.

We are a multimedia company focused on the intersection of cloud based, cross platform applications synchronized across all digital mediums for enhancing the digital lifestyle. Our corporate office is located in Irvine, CA, and we have our own studio operations. We are developing ubiquitous digital applications and digital content in connection with our intellectual property.

As society transitions from accessing information through search, to having products and services via apps, to ubiquitous content and devices, the nature of all products and services has changed. The consumer wants to access all of his/her information, services, files, and other important data, as well as information in the public domain, from anywhere using any device.

Ubiquity’s integrated cloud based platform with backend artificial intelligence is compatible with devices including tablets, phones, set top boxes, televisions and PCs. Our platform provides numerous distribution possibilities for the digital age placing our Company at the forefront of a new class of transmedia and Web 3.0 services.

We believe that content, search, and social content sharing are the driving forces behind viewership. The manner in which customers will experience and interact with content is essential and the inclusion of social media and other data streams can provide a complete, immersive experience. The manner in which companies will detect, track and identify elements within the content is crucial to capturing digital revenue. Channels containing our original programming, consumer-generated programming, footage from Hollywood archives, live camera broadcasts, interactive games and music, Transmedia products and services are the content foundation of the network and when combined with social networking and real-time data streams become a rich and highly relevant user experience.

We are able to provide services that engage a client’s intended audience and reach new audiences by providing interactive and customized interface with content and services that are both of high production value and are socially relevant.

Our goal is to be the leading provider of Web 3.0 technology products services with a special focus on the “Millennial Generation,” namely 13-35 year old consumers. The demand for multi-platform content is increasing dramatically, placing multi-screen content and services at the core of our content distribution strategy. We intend to harness the power of emerging Web 3.0 technologies and concepts to deliver content, entertainment and services to a consumer target that adopts new technology at a dizzying pace.

We have three significant areas from which to generate revenues:

•	Ubiquity Labs –Ubiquity’s cloud based, cross platform and AI engaging products are designed and built around its sustainable advantage in its patents.

•	Ubiquity Intellectual Property – Ubiquity’s sustainable advantage, an existing and growing portfolio of patents focused around the digital lifestyle Web 3.0

•	Ubiquity Studios – content creation and delivery focused on leveraging the digital lifestyle and Web 3.0 opportunity

Products and Services

Ubiquity Labs

We currently have development projects underway that are implementations of several of our patents. These initiatives have been designed from the beginning to be cloud based, cross platform, have Artificial Intelligence features and to take advantage of our sustainable advantages in our patents and trademarks.

Current projects in development include:

Sprocket Live

•	This application focuses on mobile devices, allows sports leagues, promoters and venue owners to offer an integrated, branded, application that gives their users the ability to connect socially, gather information about the event, purchase food and merchandise, watch highlights, participate in quizzes and polls and get very engaged with whatever event they are watching.

•	Sprocket Live is being built to be entirely modular and runs on top of the Ubiquity WEAV Web Services platform. It has direct application for sports leagues, team owners, concert promoters, venue owners, and can be easily customized for any type of use. License, customization, advertising and commerce revenue streams are all contemplated as part of the business model.

Sprocket White Label

•	This application is for a custom built sprocket application for the consumer that wishes to gain the ease of use, navigation, and capabilities the sprocket has to offer.

Sprocket Enterprise

•	The sprocket enterprise application is dedicated to bringing an enterprise solution to a consumer or company looking to add the navigation and customized tools the sprocket offers while using the already built sprocket platform.

The Immersive Platform

•	A proprietary platform designed to serve up an immersive 3D full-scale virtual world and immersive advertising, gaming and transmedia productions online, web-based ubiquitous platform and web-based cross platform delivery system.

The WEAV Platform

•	The WEAV platform is the foundation for all of our products and services. Based on a web services architecture and entirely cloud based, the WEAV platform integrates 3rd party services such as Facebook and Google and also provides centralized account management, demographic profiles, and behavioral history for ad targeting and commerce offers. WEAV Platform components include Publishing and Web Services, Media Compression, Media Hosting and Delivery, Commerce capabilities and Advertising Services.

Super Compression

•	Super Compression is an innovative new form of media compression that provides powerful new technical and business capabilities. It is highly efficient and also provides semantic understanding of what is contained in and identifying specific contents of each video file, which is key for enabling immersive advertising and commerce.

•	Super Compression provides semantic understanding by combining edge detection and object tracking to recognize objects and activity within a scene. This allows for the detection of logos, locations and consumer products which can then linked to offers and advertisements. This process can be executed on existing film libraries and/or on new content assets and can be applied to feature films, television programs, and user generated content.

•	Super Compression allows for intelligent sports television. The next generation TV, is based on a interactive engagement platform. Our Video intelligence provides the technology to generate information based on a robust proprietary patent pending logo and object detection. Coupled with the Ubiquity video greeter patent we create a truly interactive experience.

•	Our Video Intelligence with object recognition technology and combined with our object tracking methodology offers the ability to detect numbers and names on sport jerseys, helmets, cars, etc. in sports broadcasts. By integrating this technology with existing search and voice recognition technologies, our product can highlight a given player in a sports broadcast. As an example, a viewer can tell the television set to “highlight the running back” in a football game or track the statistics of a certain player.

•	Super compression also allows for the detection of objections such as guns that may be a threat to security and of license plates and tattoos and other objects which have numerous uses including military and law enforcement.

We believe that each of these projects above has multiple revenue streams attached to them at release including; license fees, subscription fees, e-commerce and transaction revenues advertising, sponsorship, affiliate and placement fees. These products have also been developed with potential OEM and white label partners in mind and can be easily licensed and re-skinned for specific partners and customers.

Ubiquity Intellectual Property

Beginning in 1998, our founders began researching, conceptualizing and then filing patents in a variety of core areas including; navigation, electronic and mobile commerce, mobile delivery of content and applications, immersive advertising and immersive experiences, video compression, social networking, mobile wallets, object and logo detection and a host of other inter-related technologies and applications. These patents have led to Web 3.0. Our patents are currently in various stages of development and maturity and provide the foundation and sustainable advantage for our Company. We plan to generate revenue from the patent portfolio through licensing the use of the patents, and through the white label and enterprise development of software, and hardware products and services.

Ubiquity Studios

Our transmedia studios develop and deliver cross-platform live, video and film content targeted at a Web 3.0 experience. This content is designed to take advantage of the unique characteristics of multiple devices, while offering the user tightly integrated social components, to create a next-generation participatory viewing experience. This content is being developed in our own in house studios, by our creative team. The content can be delivered via traditional distribution methods, and as part of the licensed content, we retain the rights to distribute related content with our suite of product offerings.

Monetization is realized via traditional methods; production and licensing fees and advertising, but also through the addition of related content and merchandise sales on other platforms. We currently have multiple productions under development in the areas of Action Sports, Lifestyle and Entertainment Programming.

As a part of our unique transmedia capabilities, we provide services to select clientele who wish to retain our expertise. We are located in the center of the Entertainment industry in Southern California. We offer content creation and studio services to the select clientele within the media community. Ancillary revenue is realized in a services fashion whereby we are compensated on a retained basis for equipment, studio and staffing of specific third party projects. This presents an additional revenue stream when the Studios are not in use by our personnel. We maintain a database of talented camera operators, sound, lighting and post-production people available to be brought in on a contract basis as needed to staff third party projects.

Designed from the ground up for Digital Cinema Production and with the digital lifestyle in mind, Ubiquity’s 30,000 square foot digital media production facility is based in the rapidly growing research center in Irvine CA. Well positioned between LA’s booming film and television industry and San Diego’s expanding telecommunications research centers, Ubiquity Studios are a complete digital cinema solution and is ready for professional quality production of feature films, broadcast television properties and digital media.

Patents

Issued Patents

The following patents have been granted by USPTO:

•	Patent No.US 7,464,344 “Systems and Methods for Immersive Advertising,”
•	Patent No.US 8,533,632 “System and Method for Immersive Advertising,”
•	Patent No.US 8,527,906 “System and Method for Immersive Advertising,”
•	Patent No. US 7,590,556 “System and Method for Providing Lifestyle Specific Information Services, and Products Over a Global Computer Network Such as the Internet”
•	Patent No. US 7,588,180 “Multi-Application Smart Card with Currency Exchange, Location Tracking, and Personal Identification Capabilities,”
•	Patent No.US 7,913,919 “Multi Application Smartcard with Currency Exchange, Location, Tracking and Personal Identification Capabilities,”
•	Patent No.US 8,479,981 “Multi-Application Smart Card with Currency Exchange, Location Tracking, and Personal Identification Capabilities,”
•	Patent No.US 7,953,452 “Cellular Multiscreen System,”
•	Patent No.US 8,265,707 “Cellular Multiscreen System,”
•	Patent No.US 7,996,788 “System and Method for Navigating a Dynamic Collection of Information,”
•	Patent No.Taiwan 351,637 “System and Method for Navigating a Dynamic Collection of Information,”
•	Patent No.US 8,032,113 “Value Added Transaction Gateway for Video Clips,”
•	Patent No. US 8,040,216 “Virtual Entry Assistant Using Automated Greeter” (Virtual Security Guard),
•	Patent No.US 8,155,947, “Multi-Lingual Translation System Using Character Set,”
•	Patent No.US 8,170,239 “Virtual Recording Studio and Virtual Visual Experience Systems,”
•	Patent No.US 8,311,901 “Method and Systems for Distributing products via a wide-area network such as the Internet,”
•	Patent No.US 8,401,083 “Extreme Video Compression over a Fixed Bandwidth Channel,” and
•	Patent No.US 8,467,775 “Digital Data Compression in a Cellular Phone.”

Patent Applications:

The following patent applications have been filed and are in the process of being reviewed by USPTO:

•	Approved Patent Application No. 13/205,422 “Sprocket Shaped User Interface for Navigating a Dynamic Collection of Information,”
•	Patent Application No. 12/536,358 “System and Method for Providing Lifestyle Specific Information, Services, and Products Over a Global Computer Network Such as the Internet,”
•	Patent Application No. 14/023,137 “Systems and Methods for Immersive Advertising,”
•	Patent Application No. 11/782,448 “Fly Buy Coupon System,”
•	Patent Application No. 11/866,937 “Internet Media Experience Compression Scheme,”
•	Patent Application No. 11/866,943 “Video Enhancement Internet Media Experience,”
•	Patent Application No. 11/854,454 “Video Transmitting Over Cellular Carrier,”
•	Patent Application No. 13/004,592 “WEAV Video Compression System,”
•	Patent Application No. 13/305,304 “WEAV Video Super Compression System,”
•	Patent Application No. 11/959,076 “Cell Phone with Personalization of Avatar,”
•	Patent Application No. 11/958,343 “Interactive Puzzle Game over a Portable Device,”
•	Patent Application No. 11/852,135 “Mobile Movie Editing System,”
•	Patent Application No. 13/763,800 “My Faves Section for a Website,”
•	Patent Application No. 13/176,313 “Video over Internet to Multiple Display Devices” (IP Streaming),
•	Patent Application No. 12/721,945 “Tagging Video Content,”
•	Patent Application No. 12/753,895 “Medical Scan Clip on for a Portable Device,”
•	Patent Application No. 12/754,339 “On the Go Karaoke,”
•	Patent Application No. 12/860,147 “Message Over Cell Phone System,”
•	Patent Application No. 13/184,687 “Movie Book,”
•	Patent Application No. 13/221,309 “Mobile Gift Card,”
•	Patent Application No. 13/529,735 “Video Cell Phone Messenger,”
•	Patent Application No. 13/535,081 “Web 3.0 Content Aggregation, Delivery and Navigation System,”

•	Patent Application No. 13/890,075 “Intelligent Video System Using Electronic Filter,”
•	Patent Application No. 13/775,462 “Feature Detection Filter Using Orientation Fields (MOFF),”
•	Patent Application No. 13/854,784 “Transmedia Storytelling Tracking and Mapping System,”

Patent Application No. 13/935,520 “A Multi-Application Smartcard with Currency Exchange, Location, Tracking and Personal Identification Capabilities “

Patent Application No. 14/061,567 “System and Method for Mobile Gift Distribution”

Patent Application No. 13/920,286 “Digital Data Compression in a Cellular Phone”

Provisional Patent Applications:

The following patent applications have been filed with USPTO on a provisional basis:

•	“Social Timeline,”

The Industry

Ubiquity is at the cross section of multiple industries, primarily Media and Technology. The Company’s products, technology, and IP portfolio serve a multitude of industries and create added value to these industries with its arsenal of products and services Ubiquity’s “Switzerland” mentality allows for its focus to not be on one particular industry segment, but instead allows for greater diversity and the ability to have “ubiquitous” products and services.

Business Strategy

Ubiquity is focused on the intersection of cloud based cross platform applications synchronized across all screens for enhancing the digital lifestyle.  With its corporate office in Irvine, CA, and its own studio operations, Ubiquity is developing ubiquitous digital applications and digital content in connection with its intellectual property.  Ubiquity’s technology is seamless, simplistic, and extremely intuitive.

We seek to be a leader in the transition from traditional network media delivery to the ubiquitous distribution of content using Web 3.0 methods and technologies along with related IP and complementary content. Web 3.0 is an industry accepted term that represents the combination of motion graphics, video, television, digital cinema, social media and rich data APIs into a cohesive and consumer friendly experience.

We provide a unique ubiquitous Web 3.0 integrated network of applications and associated content, where the distribution of the content is not platform specific. Our patents and patent pending technologies and methodologies are designed to advance broadcast distribution, enrich the consumer experience, and leverage revenue opportunities. Our objective is to enable consumers to share their lives, interacting ubiquitously, sharing distinctive and compelling content, whenever and wherever they choose. Using our unique intellectual property library, we intend to become a leading source of Web 3.0 applications and content for our target market of 13-32 year olds.

We intend to engage our audience and reach new audiences by providing next generation software applications and content, that are supported by strong intellectual property that are both organic and viral. The demand for transmedia content is increasing worldwide, placing transmedia applications and content at the core of our distribution strategy. We intend to harness cloud technology, the Web and wireless, networks, utilizing our own patent pending interface, navigation and compression technologies, to deliver entertainment to a hungry consumer appetite that adopts new technology at a dizzying pace.

Teens and young adults are using cross platform applications such as YouTube, Facebook, Twitter, Instagram and others to view content, create and distribute content and interact with friends. These sites offer an outlet for expression, but one that provides limited capability, forcing these consumers to utilize multiple sites and applications to consume, distribute and share content. Our transmedia services will give these consumers the mobility, technology and applications that will satisfy their demand for content, diversity, and ease of use.

Customers

Ubiquity offers a common platform that creates added value to a multitude of consumer and enterprise customers. Ubiquity’s robust solution for accessing and managing cloud based content across all platforms and media devices is a dynamic solution for enterprise customers and consumers who have a digital lifestyle. A “ubiquitous” interface to web and mobile content gives Ubiquity a seemingly endless opportunity in the marketplace for customers both business and consumers. Ubiquity is not re-inventing the wheel but rather focuses on giving enterprise customers an added value to their existing cloud based infrastructure, and consumers personalized digital lifestyle experience every time they use their digital device.

Competition

Although our business is multi-faceted, from a consumer facing product perspective, competitors may include media and social aggregation products from startups and companies in existence today such as, Instagram, Vine Flipboard, Pulse etc., as well as traditional program and grid-guide providers such as Rovi, TV Guide, and Zap2it etc. We may face competition from a number of large companies that have expertise in developing online commerce, content distribution, social networking, online readers, and mobile cross platform products and in facilitating online interaction such as Google, FaceBook, You Tube, Apple, Microsoft, American Express and others. In addition, companies that control access to transactions through cross platform access could promote competitors or charge us substantial fees for inclusion. That being said Ubiquity offers a value adding solution to the above mentioned potential competition with its interactive cloud based navigation and content management products. It is the intention of the company to do business with these companies and create customers out of them not competitors. Ubiquity’s competitive advantage within the industry is based on its extensive IP portfolio which allows Ubiquity’s product and added luxury and protection that many companies don’t have.

Marketing, Sales and Distribution

We plan to utilize a variety of marketing tactics to gain awareness and market share for its consumer and platform products ranging from traditional consumer marketing to viral and guerilla marketing techniques.

Traditional Marketing Methods

We plan to capitalize on a combination of lead user references, bloggers, public relations initiatives, viral marketing and targeted media placements, shifting the mix over time as traffic expands.

We will use our corporate website, press releases, participation in tradeshows and events to continue to gain awareness for the company, its products and programming. We plan to also drive partnerships with digital app store partners such as Apple, Google, Amazon and Microsoft to derive distribution for its software applications and content.

We will endeavor to recruit leading edge users and bloggers to generate excitement and to provide site feedback. Simultaneously, we plan to initiate an aggressive public relations effort, utilizing a premier agency. The focus will naturally shift toward viral marketing, stimulated by social networking. The Company intends to drive excitement and word-of-mouth, including hands on promotions, and cross branding with certain advertisers.

Social and Viral Marketing Methods

We will also use social, viral and search engine optimization based methods to gain awareness, our products and services including YouTube, Facebook, Instagram, and Twitter promotion, as well as Search Engine Optimization and Marketing. Additionally, we plan to have contests, events and word of mouth campaigns that spread our products and services. Our products and services are social in nature and as users download and take advantage of the services integrated into Sprocket, the users themselves will organically spread the word about the availability and quality of the experience.

We will supplement the public relations and viral marketing with web and mobile advertising targeting sites, shows and content that attracts our target market and those that also permit rich, immersive advertising. Finally, we will reach out to technical bloggers and writers, trade shows and fund select placements in theaters and other corporate avenues.

Research and Development

Research and development costs over the last two fiscal years are $299,434 and $432,169 for the years ended December 31, 2013 and December 31, 2012. These costs are primarily related to the cloud-based products being developed out of Ubiquity labs such as the Sprocket, WEAV, Compression, Video Intelligence and others.

Employees

As of December 31, 2013, the Company has 18 full-time employees.

Governmental Regulations

We are affected by laws and regulations that apply to businesses in general, as well as to businesses operating on the Internet. This includes a continually expanding and evolving range of laws, regulations and standards that address information security, data protection, privacy, consent and advertising, among other things. By providing a medium through which users can post content and communicate with one another, we may also be subject to laws governing intellectual property ownership, obscenity, libel, and privacy, among other issues.

Legal Proceedings

Arbitration with Space150

In November of 2006, the Company engaged Space150 to provide website development services. In an arbitration proceeding, Space150 was awarded $1,008,972.40 on June 13, 2008 (the “Award”). Ubiquity was prohibited from an appeal of the ruling. Ubiquity and the Company (collectively, the “Respondents”) have entered into a payment agreement with Space150, pursuant to which the Respondents have paid Space 150 $915,610 and agreed to pay $45,000 on the last day of each calendar quarter until the Award has been paid in full. The first quarterly payment was paid on March 31, 2009. The Chairman of the Company’s Board of Directors, Mr. Christopher Carmichael has provided a personal guarantee for the payment of the Award. Upon full payment of the Award, Space150 shall provide “as-is” the complete source code and work product prepared by Space150 and also transfer the domain names “we-av.net” and “we-av.com”. As of December 31, 2013 and December 31, 2012, respectively, Ubiquity owed Space 150, LLC $93,362 and $273,972. The amounts are personally guaranteed by Chris and Connie Carmichael.

Recent Developments

Acquisition of the Social Mashup and IPTV

On July 12, 2013, the Company acquired intangible assets, including the Social Mashup and IPTV, from Think Design Media Inc., a California corporation, for 2,391,800 shares of common stock for a total purchase price of $2,391,800.

The Social Mashup is a series of Application Programming Interfaces (“APIs”) that help small and medium-sized businesses manage their social media presence. The complete suite consists of 6 APIs: SocialMedia Share, SocialMedia Stream, SocialMedia Votes, SocialMedia Analytics, SocialMedia Expressions, and SocialMedia Login ID.

SocialMedia Share allows businesses to easily add sharing buttons to their Web sites from all of the major social networks, and track that activity of the shared content through their dashboard. SocialMedia Stream aggregates all of a company’s social media feeds into a single wall on their Web site. It also takes comments made on the site, or on any of the social media platforms, and ensures that they are synced across all of the others.

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

IPTV’s social media APIs make it easy for viewers to login and share video from the platform. It has a robust analytics dashboard that gives publishers access to detailed information about the viewing patterns of any video that they upload. IPTV also allows for elements tagged within the video to link to an eCommerce backend that makes programming shoppable.

IPTV for archived video is available today; we also believe the platform will support live streaming in Q4 2013.

Acquisition of Gift Sender

Additionally on July 12, 2013, the Company acquired intangible assets, including Gift Sender, from Think Mobile, Inc., d/b/a GiftSender, a Delaware corporation, for 2,391,800 shares of common stock and $151,000 in cash for a total purchase price of $2,542,800.

Gift Sender is an application that lets people purchase, send, redeem, or swap a gift card on a mobile device. In 2012 over $100 billion was spent on gift cards in the US. Mobile gift cards offer significant benefits over the old plastic cards. They can be saved in a “wallet” on the owner’s mobile device, they can display realtime balance information, and they can be bought and sent without having to travel to a physical location like a grocery store to make the purchase.

Gift Sender has introduced a number of new features that make its gift cards more useful that most other mobile gift card apps. In addition to the more than 100 retailer and restaurant gift cards, the company has created its own currency called “Gift Sender Bucks”. Gift Sender Bucks are the same as cash in the app, and can be redeemed by converting them into gift cards at any time. The company expects that Gift Sender Bucks will be a popular option when the sender wants to give the recipient the flexibility to pick their own gift.

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

Gift Sender also lets users “regift” a gift card that they receive by forwarding it, as new, to someone else. And in a first for a mobile app, Gift Sender lets users swap a gift card with a friend. If one person receives a card for a store that they do not like, they are able to swap it with a friend who may also have an unwanted card. Gift Sender facilitates the swap and takes a fee for the transaction.

GiftSender is available on all iOS and Android devices.

Acquisition of ZoneBox

Also on July 12, 2013, the Company acquired intangible assets, including ZoneBox and Social Mashup, from Biznexion, Inc., a Delaware corporation, for 216,400 shares of common stock for a total purchase price of $216,400.

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

The Social Mashup is a series of APIs that help small and medium sized businesses manage their social media presence. The complete suite consists of 6 APIs: SocialMedia Share, SocialMedia Stream, SocialMedia Votes, SocialMedia Analytics, SocialMedia Expressions, and SocialMedia Login ID.

SocialMedia Share allows businesses to easily add sharing buttons to their Web sites from all of the major social networks, and track that activity of the shared content through their dashboard. SocialMedia Stream aggregates all of a company’s social media feeds into a single wall on their Web site. It also takes comments made on the site, or on any of the social media platforms, and ensures that they are synced across all of the others.

SocialMedia LoginID is a set of tools that enables user login using an existing social media account from Facebook, Twitter, Google, Yahoo!, or LinkedIn. The tool uses this information to help the company personalize information for its visitors.

SocialMedia Votes is a content and poll module that is easy for a company to implement, and easy to share across all of its social networks using SocialMedia Stream. The data shared via these polls and contests can be tracked through the dashboard. SocialMedia Analytics is a tool that provides companies with a broad set of traffic data on the social engagement of its users. The tool tracks information including name, age, gender, interests and activities, and is able to analyze data from all of The Social Mashup tools.

Acquisition of Digital Magazine

On September 30, 2013 the Company acquired intangible assets of Acosta Investments relating to the digital magazine a California Limited Liability Corporation, for 400,000 shares of common stock for a total purchase price of $400,000. The shares were valued at $1,250,000 on the date of the agreement. As such the digital magazine asset was booked at $400,000 and an loss on the purchase of the digital magazine was recorded for $850,000 The digital magazine application (“Magazine”) is designed to give users a new interactive magazine viewing experience using videos and interactive advertising related to various products within the article. The platform has the ability to create a magazine from scratch by uploading text for articles, images, video and audio files.

Acquisition of TAC Friends

In 2013 Ubiquity Acquired TaC Friends and associated IP for 200,000 shares of common stock valued at $200,000 TaC Friends promotes the use of SMS and MMF messaging so people interested in social networking do not have to sit in front of a web site. Ubiquity anticipates that the integration of TaC friends into its Sprocket will enable users to enjoy a mobile lifestyle and the need to always be in touch and using the platform.

Item 1A.   Risk Factors.

This information is not required for smaller reporting companies.

Item 1B.   Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.      Properties.

The company is located at 9801 Research Drive, Irvine, CA. Designed from the ground up for Digital Cinema Production and with the digital lifestyle in mind, Ubiquity’s 30,000 square foot digital media production facility is based in the rapidly growing research center in Irvine, California. Well positioned between LA’s booming film and television industry and San Diego’s expanding telecommunications research centers, Ubiquity Studios is a complete digital cinema solution and is ready for professional quality production of feature films, broadcast television properties and digital media.

On October 7, 2010, Ubiquity Broadcasting Corporation entered into a 5 year lease for a new building in the city of Irvine, CA. The new began in March, 2011. In the first and second quarters of 2011, Ubiquity experienced heavy leasehold improvements and fixed asset additions as they upgraded from an 8,629 sq. ft. building to a larger more accommodating 23,450 sq. ft. facility. Lease payments will increase from $18,250 to $37,934 monthly net and increase by roughly 3% annually.

Rent expense was $498,993 for the year ended December 31, 2013.

Minimum annual rent is as follows for the remainder of the initial term of the lease:

Year ended December 31, 2014	519,194
2015	539,701
2016	136,212
Total lease commitment	$1,195,107

Item 3.      Legal Proceedings.

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.      Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB and OTCBB under the symbol “UBIQ”.

Price Range of Common Stock

The following table sets forth the high and low bid price per share of common stock as reported by the OTCQB and OTCBB for the years ended December 31, 2013 and 2012:

	High	Low
Fiscal Year 2012
First quarter ended March 31, 2012	$-	$-
Second quarter ended June 30, 2012	$-	$-
Third quarter ended September 30, 2012	$-	$-
Fourth quarter ended December 31, 2012	$-	$-

Fiscal Year 2013 (1)
First quarter ended March 31, 2013*	$8.80	$2.50
Second quarter ended June 30, 2013	$9.14	$2.73
Third quarter ended September 30, 2013	$12.73	$6.70
Fourth quarter ended December 31, 2013	$12.85	$2.19

Fiscal Year 2013, if stock split occurred on January 1, 2013 (2)
First quarter ended March 31, 2013*	$2.20	$.63
Second quarter ended June 30, 2013	$2.29	$.69
Third quarter ended September 30, 2013	$3.19	$1.68
Fourth quarter ended December 31, 2013	$3.31	$2.19

* The stock began trading on February 26, 2013

(1) On December 6, 2013, there was a 4:1 stock split. This table reflects actual high and low stock prices.

(2) This table represents high and low stock prices if stock split had occurred on January 1, 2013. Therefore, all stock prices before December 6, 2013 have been divided by four.

Approximate Number of Equity Security Holders

As of December 31, 2013, there were approximately 739 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate declaring or paying cash dividends for the foreseeable future. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements and other factors that our board of directors considers to be relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, we have an equity compensation plans under which our equity securities options are authorized for issuance for key employees officers directors and mergers acquisition.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From January 1, 2013 through and including December 31, 2013, there were no purchases of equity securities by the issuer and affiliated purchasers.

Recent Sales of Unregistered Securities

As of December 31, 2013, the Company issued a total of 21,735,200 shares of common stock through a private placement of shares of common stock for a total amount of $7,556,250. The shares were sold to accredited investors, as that term is defined in Regulation D of the Securities Act of 1933. The proceeds of the private placement were used for working capital, operating expenses and business development.

These securities were issued in transactions not registered under the Securities Act in reliance upon the exemption provided under Section 4(2) of the Securities Act and/or Regulation D promulgated by the Securities and Exchange Commission. We believed that the exemption was available because the offer and sale of the securities did not involve a public offering and because of the limited number of recipients, each purchaser’s representation of sophistication in financial matters, and their access to information concerning our business.

Item 6.      Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

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

While we have made nominal sales of these products to date, we are in the process of developing marketing and commercialization strategies to support those efforts. We do not expect to begin realizing consistent revenue until later in 2014.

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

As of December 31, 2013, we have taken the following steps to implement our business plan:

Completed acquisition of Think Design Media, Inc., Biznexion, Inc., and ThinkMedia Inc, Digital Maazine. in support the commercialization of our products;

•	Commenced marketing and sales plan;

•	Ramped business development efforts to drive Ubiquity Studios projects; and

•	Completed our Agreement and Plan of Merger entered into on March 5, 2013 with Ubiquity Acquisition Corporation and Ubiquity Broadcasting Corporation.

•	Continued IP and Product Development in anticipation of licensing and revenue production

Results of Operations

Comparison for the year ended December 31 2013 and December 31, 2012

Net Revenue

Net revenue was $201,207 and $224,967 for the years ended December 31, 2013 and 2012, respectively. This decrease is primarily attributable to the company having historically experienced inconsistent revenue streams. This inconsistency is related to event driven nature of its historical revenue. Going forward management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services; therefore management does not expect inconsistency in its revenue on a gong forward basis.

Total Cost of Sales

Cost of sales was $153,884 and $161,150 for the years ended December 31, 2013 and 2012, respectively. The decrease in cost of sales is primarily attributable to the company having historically experienced inconsistent revenue streams. These inconsistent revenue streams created less cost of sales in consideration of the lower revenues. Management does not expect inconsistency in its revenue on a gong forward basis.

Gross profit

Gross profit was $47,323 and $63,817 for the years ended December 31, 2013 and 2012, respectively. This decrease is primarily attributable to the company having historically experienced inconsistent revenue streams. This inconsistency is related to event driven nature of its historical revenue. Going forward management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services; therefore management does not expect inconsistency in its revenue on a gong forward basis.

Net Loss

Net Loss was ($51,594,144) and ($11,383,478) for the years ended December 31, 2013 and 2012, respectively This increase in the loss is primarily attributable to continuing operations and a non-cash loss of ($43,921,242) resulting from the issuance of stock for services, stock compensation,and other equity awards. The company tries to utilize its stock to pay for services and as an incentive to employees, engineers, and contractors. an increase in stock-based compensation during 2013.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and capital.

At December 31, 2013, we had cash and cash equivalents of 74,300 as compared to $118,663 as of December 31, 2012, representing a decrease of $44,363.

Cash used in operating activities increased to ($6,708,896) for the year ended December 31, 2013 compared to ($3,178,898) for the year ended December 31, 2012. The primary difference from 2013 is the heavier non-cash loss of $43,921,242 in stock-based compensation and a reduction of payables of $164,711 in addition to an increase in other current assets of $538,475

Cash provided by financing activities increased to $7,056,021 for the year ended December 31, 2013, as compared to net cash provided of $3,350,391 for the year ended December 31, 2012. Cash from financing activities increased due to an increase in the sale of common stock during 2013.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.      Financial Statements and Supplementary Data.

UBIQUITY BROADCASTING CORPORATION

FINANCIAL STATEMENTS

DECEMBER 31, 2013

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ubiquity Broadcasting Corporation

Irvine, California

We have audited the accompanying balance sheets of Ubiquity Broadcasting Corporation as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ubiquity Broadcasting Corporation, as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has negative working capital, has incurred losses from operations for each of the past two years and has not yet produced continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

April 15, 2014

UBIQUITY BROADCASTING CORPORATION

BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
Current Assets
Cash and equivalents	$74,300	$118,663
Accounts receivable, net	38,105	29,600
Prepaid expenses	121,275	160,994
Other current assets	754,914	216,439
Total Current Assets	988,594	525,696

Property and equipment, net	1,003,546	990,676

Other Assets
Intangible assets, net	14,151,440	8,527,252

TOTAL ASSETS	$16,143,580	$10,043,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$756,316	$831,026
Accrued expenses	2,450,601	1,809,015
Credit cards payable	482,635	455,174
Loans/leases payable	7,000	12,500
Total Liabilities	3,696,552	3,107,715

Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; 0 and 600,000 shares issued and outstanding, respectively	0	600
Common stock, $.001 par value, 800,000,000 shares authorized; 322,442,196 and 194,599,296 shares issued and outstanding, respectively	322,242	48,650
Additional paid-in capital	125,911,904	68,407,133
Deferred stock-based compensation	(312,500)	0
Accumulated deficit	(113,474,618)	(61,520,474)
Total Stockholders’ Equity	12,447,028	6,935,909

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,143,580	$10,043,624

See accompanying notes to financial statements.

UBIQUITY BROADCASTING CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Year ended December 31, 2013	Year ended December 31, 2012

REVENUES	$201,207	$224,967
COST OF SALES	153,884	161,150
GROSS MARGIN	47,323	63,817

OPERATING EXPENSES
Meals and entertainment	84,951	57,709
Marketing	85,744	29,517
Outside services	362,179	258,660
Payroll expense	2,374,799	1,381,167
Stock-based compensation	43,921,242	6,986,061
Office and computer	177,344	140,820
Professional fees	1,683,664	685,517
Rent	485,922	466,030
Travel	126,922	105,691
Taxes	51,029	8,993
Charitable contributions	47,066	67,500
Bad debt expense	25,000	1,500
Depreciation and amortization	1,281,931	821,579
Other operating expenses	398,673	458,949
TOTAL OPERATING EXPENSES	51,106,467	11,469,693

LOSS FROM OPERATIONS	(51,059,144)	(11,405,876)

OTHER INCOME (EXPENSES)

Impairment loss	(45,000)	0
Loss on acquisition of intangible assets	(850,000)	0
Interest income	0	18
Other income	0	22,380
TOTAL OTHER INCOME (EXPENSES)	(895,000)	22,398

LOSS BEFORE PROVISION FOR INCOME TAXES	(51,954,144)	(11,383,478)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(51,954,144)	$(11,383,478)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.21)	$(0.25)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	247,745,152	179,639,516

See accompanying notes to financial statements.

 UBIQUITY BROADCASTING CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Preferred Stock		Additional Paid	Deferred Stock-Based	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Compensation	Deficit	Equity

Balance, January 1, 2012	165,220,896	$41,305	600,000	$600	$55,064,454	$-	$(50,136,996)	$4,969,363

Outstanding share correction	3,747,200	937	-	-	(937)	-	-	0

Shares issued for cash	21,791,200		-	-	3,640,502	-	-	3,645,950

Equity issuance costs	-	-	-	-	(236,987)	-	-	(236,987)

Shares issued for services	840,000	210	-	-	289,290	-	-	289,500

Shares issued to acquire intangible assets	3,000,000	750	-	-	2,999,250	-	-	3,000,000

Stock options issued for services rendered	-	-	-	-	6,696,561	-	-	6,696,561

Write-off of equity receivable	-	-	-	-	(45,000)	-	-	(45,000)

Net loss for the year ended December 31, 2012	-	-	-	-	-	-	(11,383,478)	(11,383,478)

Balance, December 31, 2012	194,599,296	48,650	600,000	600	68,407,133	-	(61,520,474)	6,935,909

Par value adjustment for 4:1 stock split	-	145,949	-	-	(145,949)	-	-	-

Merger/recapitalization	44,880,000	44,880	-	-	(44,880)	-	-	-

Cancellation of shares	(16,000,000)	(16,000)	-	-	16,000	-	-	-

Conversion of preferred stock	2,400,000	2,400	(600,000)	(600)	(1,800)	-	-	-

Shares issued for cash	21,735,200	21,735	-	-	7,534,515	-	-	7,556,250

Equity issuance costs	-	-	-	-	(494,729)	-	-	(494,729)

Options exercised	46,200,000	46,200	-	-	(46,200)	-	-	-

Shares issued for services	22,795,200	22,795	-	-	10,935,615	(312,500)	-	10,645,910

Shares issued to acquire intangible assets	5,632,500	5,633	-	-	6,476,868	-	-	6,482,501

Stock options issued for services rendered	-	-	-	-	33,275,331	-	-	33,275,331

Net loss for the year ended December 31, 2013	-	-	-	-	-	-	(51,954,144)	(51,954,144)

Balance, December 31, 2013	322,242,196	$322,242	-	$-	$125,911,904	$(312,500)	$(113,474,618)	$12,447,028

See accompanying notes to financial statements.

UBIQUITY BROADCASTING CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Year ended December 31, 2013	Year ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(51,954,144)	$(11,383,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,281,931	821,579
Stock-based compensation	43,921,242	6,986,061
Bad debt expense	25,000	1,500
Impairment expense	45,000	0
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(33,505)	2,250
Decrease in prepaid expenses	39,719	31,941
(Increase) decrease in other current assets	(538,475)	386,282
(Decrease) in accounts payable	(164,711)	(169,815)
Increase in accrued expenses	641,586	135,715
Increase in credit cards payable	27,461	9,067
Net Cash Used by Operating Activities	(6,708,896)	(3,178,898)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(270,142)	(19,775)
Acquisition of intangible assets	(121,346)	(333,726)
Net Cash Used in Investing Activities	(391,488)	(353,501)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	7,556,250	3,645,950
Equity issuance costs	(494,729)	(236,987)
Payments on loans/leases payable	(5,500)	(58,572)
Net Cash Provided by Financing Activities	7,056,021	3,350,391

NET (DECREASE) IN CASH	(44,363)	(182,008)

Cash, beginning of period	118,663	300,671
Cash, end of period	$74,300	$118,663

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to acquire intangible assets	$6,482,501	$3,000,000
Write off of equity receivable	$0	$45,000

See accompanying notes to financial statements.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 - NATURE OF BUSINESS

Ubiquity Broadcasting Corporation (“Ubiquity” or “the Company”) was formed in the State of Delaware in February 2007. It then became a corporation in the State of Delaware on February 12, 2007.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Bad debt expense was $25,000 and $1,500 for the years ended December 31, 2013 and 2012, respectively. The allowance for doubtful accounts was $25,000 and $0 at December 31, 2013 and 2012, respectively.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives, three to fifteen years using the straight-line method of depreciation for book purposes.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

Intangible assets are amortized using the straight-line method over fifteen years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. All of Ubiquity’s intangible assets are subject to amortization.

Fair Value of Financial Instruments

The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and six years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses will be reflected in other comprehensive income (“OCI”).

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

Marketing Costs

Marketing costs are expensed as incurred. Marketing expenses were $85,744 and $29,517 for the years ended December 31, 2013 and 2012, respectively.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for December 31, 2013 and 2012, respectively, since their effect is anti-dilutive.

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

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31:

	2013	2012
Commissions	$46,309	$63,309
Rent	34,003	96,155
Security deposit	39,833	400
Miscellaneous	1,130	1,130
Legal	0	0
Total prepaid expenses	$121,275	$160,994

NOTE 4 - PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of December 31:

	2013	2012
Machinery and equipment	$477,104	$419,907
Office equipment	879,450	874,853
Leasehold improvements	594,199	385,850
Subtotal	1,950,753	1,680,610
Accumulated depreciation	(947,207)	(689,934)
Property and equipment, net	$1,003,546	$990,676

Depreciation expense was $257,272 and $198,833 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company has capitalized costs in relation to developing acquiring intangible assets, which consisted of the following as of December 31:

	2013	2012
Patents and trademarks	$7,311,156	$6,379,353
Data compression	623,628	521,458
Website	2,503,308	2,440,139
Think Design Media	2,392,505	0
Think Mobile Inc. Giftsender	2,542,800	0
Digital Magazine	400,000	0
Biznexion	216,400	0
Invicta immersive property	2,028,000	2,028,000
Goodwill	972,000	972,000
Subtotal, intangible assets	18,989,797	12,340,950
Accumulated amortization	(4,838,357)	(3,813,698)
Intangible assets, net	$14,151,440	$8,527,252

Additions to the intangible assets primarily relate to the Company’s development of patents and trademarks, data compression and the WEAV website project. The company has incurred heavy costs for intangible assets in the past and does not expect to see intangible costs level out or drop in the future as the company continues to invest and develop its intellectual property.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 5 - INTANGIBLE ASSETS

On July 12, 2013, the Company acquired intangible assets, including the Social Mashup and IPTV, from Think Design Media Inc., a California corporation, for 2,391,800 shares of common stock for a total purchase price of $2,391,800.

Additionally on July 12, 2013, the Company acquired intangible assets, including Gift Sender, from Think Mobile, Inc., d/b/a GiftSender, a Delaware corporation, for 2,391,800 shares of common stock and $151,000 in cash for a total purchase price of $2,542,800.

Also on July 12, 2013, the Company acquired intangible assets, including ZoneBox, from Biznexion, Inc., a Delaware corporation, for 216,400 shares of common stock for a total purchase price of $216,400.

On September 30, 2013 the Company acquired intangible assets of Acosta Investments relating to the digital magazine a California Limited Liability Corporation, for 400,000 shares of common stock for a total purchase price of $400,000. The shares were valued at $1,250,000 on the date of the agreement. As such the digital magazine asset was booked at $400,000 and an loss on the purchase of the digital magazine was recorded for $850,000.00 The digital magazine application (“Magazine”) is designed to give users a new interactive magazine viewing experience using videos and interactive advertising related to various products within the article. The platform has the ability to create a magazine from scratch by uploading text for articles, images, video and audio files.

In 2013 Ubiquity Acquired TaC Friends and associated IP for 200,000 shares of common stock valued at $200,000.00 TaC Friends promotes the use of SMS and MMF messaging so people interested in social networking do not have to sit in front of a web site. Ubiquity anticipates that the integration of TaC friends into its Sprocket will enable users to enjoy a mobile lifestyle and the need to always be in touch and using the platform.

The Company analyzes the intangible assets on an annual basis and determined that no impairment was necessary for the years ended December 31, 2013 and 2012. During 2013, an intangible asset was considered obsolete and written off in the amount of $45,000. Amortization is recorded using the straight-line method over a period of fifteen years.

Amortization expense for all intangible assets was $1,024,659 and $622,746 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2013 and 2012:

	2013	2012
Salary and wages	$1,453,884	$951,428
Payroll and other taxes	984,831	845,701
Interest	11,886	11,886
Total accrued expenses	$2,450,601	$1,809,015

NOTE 7 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2013 and 2012, respectively, the Company paid or accrued bonuses to officers related to equity raises of $494,729 and $236,987 to two officers.

The President of Ubiquity Broadcasting Corporation, Christopher Carmichael, had accrued salary, and directors pay of $1,053,398 and $880,159 as of December 31, 2013 and 2012, respectively, resulting in part from previous work done for the company and from his new salary as President and CEO. Chris Carmichael accrues and draws a salary of $420,000 and accrues 300,000 options annually adjusted for stock split.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

Senior Executive Vice President Connie Jordan had accrued salary, and directors pay of $181,743 and $0 as of December 31, 2013 and 2012, respectively, resulting in part from previous work done for the company and from her salary as SEVP.

The Carmichael Family has personally guaranteed two company credit cards and has allowed the company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family is up to $800,000 per month. 1,825,820 common stock options were awarded at a $1.00 exercise price for the use of these lines of credit.

The company had certain note payables outstanding to related parties as of December 31, 2013 and 2012. Chris Carmichael was owed $7,000 and $11,000 as of December 31, 2013 and 2012, respectively. The amounts are unsecured, non-interest bearing and due on demand.

Albert Carmichael was owed $0 and $22,000 as of December 31, 2013 and 2012, respectively. The amounts are unsecured, non-interest bearing and due on demand.

As of December 31, 2013, SC Business Consulting, a company controlled by a relative of a shareholder owed the company $0 and $7,358, respectively. The amount is unsecured, non-interest bearing and due on demand.

On August 30, 2010, Ubiquity entered into three separate Patent Licensing Agreements with Sponsor Me Inc., for the License of the “Immersive Advertising Patent” in the amount of $250,000, another agreement for the license of the “Lifestyle Portal” Patent in the amount of $250,000, and also a Lifestyle Portal Web and Mobile Development reimbursement agreement for the production of the Sponsor Me Inc. web and mobile site. The balance due on these agreements was $190,915 and $169,711 for the years ended December 31, 2013 and 2012, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

Ubiquity Broadcasting Corporation has 800,000,000 shares of $.001 par value Common Stock and 10,000,000 shares of $0.001 Series A Preferred Stock authorized as of December 31, 2013. As of December 31, 2012 Ubiquity Broadcasting Corporation had 200,000,000 shares of $.001 par value Common Stock and 10,000,000 shares of $0.001 Series A Preferred Stock authorized.

On December 6, 2013, the Company effected a 4 to 1 forward stock split. All share and per share data in these financial statements has been retrospectively updated to account for the stock split.

During the year ended December 31, 2013, the Company issued 21,735,200 shares of common stock for cash proceeds of $7,556,250. Equity issuance costs of $494,729 were paid in connection with the share issuances. The Company issued 22,795,200 shares of common stock for services rendered during the year ended December 31, 2013. The shares were valued at $10,958,410 with $312,500 remaining as deferred stock-based compensation at December 31, 2013.

During the year ended December 31, 2013, the Company issued 5,632,500 shares to acquired intangible assets valued at $6,482,501.

There were 322,442,196 and 194,599,294 shares of common shares issued and outstanding at December 31, 2013 and 2012, respectively.

There were 0 and 600,000 shares of preferred stock issued and outstanding as of December 31, 2013 and 2012, respectively.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 8 - STOCKHOLDERS’ EQUITY (CONTINUED)

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

During the year ended December 31, 2012, the Company granted 2,075,000 stock options valued at 6,696,561with exercise prices of $4.00. The options were valued on the grant dates using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 116%, risk-free interest rates of 0.62-0.77% and expected lives of 60 months. The options were fully expensed as of December 31, 2012.

All outstanding options as of September 9, 2013 were modified to an exercise price of $0. The options were revalued in accordance with ASC 718-20-35. The revaluation resulted in the recording of stock-based compensation totaling $24,242,707.

During the year ended December 31, 2013, the Company granted 6,725,820 stock options valued at 9,032,624 with exercise prices of $2.34 - $4.00. The options were valued on the grant dates using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97% - 111%, risk-free interest rates of 0.37 – 0.88% and expected lives of 24 – 60 months. The options were fully expensed as of December 31, 2013.

The Company had the following options outstanding for the years ended December 31, 2013 and 2012:

	Number of Options	Weighted average exercise price
Balance, January 1, 2012	9,225,000	2.50
Granted - 2012	2,075,000	4.00
Exercised - 2012	0	0
Expired - 2012	0	0
Balance, December 31, 2012	11,300,000	$2.78
Granted - 2013	6,725,820	2.87
Exercised – 2013 (pre-split)	(11,550,000)	2.80
Expired - 2013	0	0
Balance, December 31, 2013	6,475,820	$2.82

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On October 7, 2010, Ubiquity Broadcasting Corporation entered into a 5 year lease for a new building in Irvine, CA. The lease commenced in March, 2011. In the first and second quarters of 2011, Ubiquity experienced heavy leasehold improvements and fixed asset additions as they upgraded from an 8,629 sq. ft. building to a larger more accommodating 23,450 sq. ft. facility. Lease payments increased from $18,250 to $37,934 monthly (net) due to the larger space and increase by roughly 3% annually over the term of the lease. Pre-paid rent booked in 2010 will be taken in months 4, 12, 19, 24, and 30 respectively.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum annual rent is as follows for the initial term of the lease:

Year ended December 31, 2014	519,194
2015	539,701
2016	136,212
Total lease commitment	$1,195,107

On December 10, 2008, Space 150, LLC and Ubiquity agreed to a payment arrangement for the final award as follows: $60,000 was paid on December 10, 2008 at the signing of the agreement and the remaining balance is to be paid out as $45,000 payable at the end of every quarter commencing March 31, 2009 and concluding March 31, 2014. Per the payment agreement Ubiquity retains the right to the website and will be delivered all of the source code and work done on the website, subsequently, Space 150 will transfer the domain names “we-av.net” and “we-av.com” upon completion of the agreement. Of the final award $614,308 was booked as the website asset, $352,661 was booked as legal fees incurred in 2008, and $42,003 was booked as interest respectively as an expense in the 2008 fiscal year. As of December 31, 2013 and 2012, Ubiquity owed Space 150, LLC $93,362 and $273,972, respectively. Chris Carmichael and Connie Jordan, officers and directors of the Company, personally guaranteed the amounts due to Space 150, LLC. As of the date of this report the balance has been paid in full.

At the time of death of the former President of Ubiquity Broadcasting Corporation, Gregory Crotty, in May 2009, Mr. Crotty had accrued $93,743 in salary, 80,000 Common Shares of Ubiquity Broadcasting Corporation, and had 703,250 options to purchase Ubiquity Broadcasting Corporation Common Shares at $1.50 per share. He also had 150,000 shares of common stock issued in his name. Ubiquity will have to issue these shares and pay the balance of his accrued salary to the proper beneficiary once established. As of December 31, 2013, an established beneficiary has yet to be named. All 703,250 options have expired as of December 31, 2013 and are not included in total options outstanding.

The EDD California Employment department notified the Company with an assessment of our independent contractors that the Company may have to pay additional taxes based on our independent contractor payments for a total contingent liability of $305,885. The Company filed a formal petition as of April 22, 2013 and has not heard back on any formal final ruling.

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 10 - INCOME TAXES

For the years ended December 31, 2013 and 2012, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and had net operating loss carry-forwards of approximately $113,500,000 that will be carried forward and can be used through the year 2033 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$17,664,409	$3,870,383
Valuation allowance	(17,664,409)	(3,870,383)
Net provision for federal income tax	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2012 and December 31, 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$38,458,971	$20,916,962
Valuation allowance	(38,458,971)	(20,916,962)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $113,500,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 - GOING CONCERN

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

UBIQUITY BROADCASTING CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 12 - SUBSEQUENT EVENTS

On January 16, 2014 Ubiquity notified Think Design Media of its Breach of its consulting agreement dated December 11, 2013. Ubiquity alleges the breach due to work not being delivered in accordance with the consulting agreement. Think Design alleges that amounts due them sum to around $80,291. As of the date of this report no action has been taken by either party.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose other than the events described above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with our auditor regarding accounting and financial disclosure.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) Christopher Carmichael (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (Brenden Garrison), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, executive officers and key employees are listed below. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of the board or until their successors have been duly elected and qualified. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Position
Christopher Carmichael	60	Chief Executive Officer, and Co-Chairman
Brenden Garrison	31	Chief Financial Officer
Nicholas Mitsakos	54	Co-Chairman
Connie Jordan	60	Senior Executive Vice President of Intellectual Property and Transmedia and Director
Webb Blessley	66	Treasurer, Secretary, and Director
Bryan Harpole	41	General Studio Manager

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Christopher Carmichael has been the President and Chief Executive Officer of Ubiquity Broadcasting Corporation since May 20, 2009. On September 30, 2006, Mr. Carmichael was employed by Ubiquity Holdings to be the Creative Director, and when Ubiquity Holdings became Ubiquity Broadcasting Corporation in February of 2007 he remained as the Creative director until taking the position of President and CEO. Mr. Carmichael was the United States Surfing Champion from 1969 through 1971 and became a premier apparel designer in the United States, while working in marketing and film production. Mr. Carmichael is frequently described as a visionary. He was voted one of the Top Ten designers of Men's Apparel in the United States, in Sports Style Magazine published by Fairchild Publications in 1983, and is an expert in design, marketing, and distribution. Mr. Carmichael has extensive experience in the film industry, working for numerous television shows while working with Grammy and Emmy Award winning artists and producers such as Steve Sabol at NFL Films. He has produced several television commercials and in 1978, he won a "Clio” award for an RC Cola Commercial.   Mr. Carmichael turned his attention to the internet industry in early 1997. Early on he realized the need for design and technology innovation, he invented the “Sprocket” and coauthored the company’s other patents such as “Compression,” “Lifestyle Portal,” “Immersive Advertising,” and “B2B,” to name a few.

Brenden Garrison is the Chief Financial Officer for Ubiquity Broadcasting Corporation. Prior to starting work at Ubiquity Broadcasting Corporation, Brenden graduated with a Bachelor’s degree in Accounting from the School of Business and Economics at California State University Fullerton in 2005. While at California State University Fullerton he acted as the Treasurer of the Accounting Society in charge of the campus budget. He started his career with Scottel Voice and Data Inc. in 2003 where he became the Jr. Controller in under a year’s time. He then went on to manage and provide accounting, tax, audit, and financial services for several corporate clients in various fields with Semmens & Semmens CPA firm from 2005-2007. After three years of employment with Semmens & Semmens, he decided to create his own accounting, tax and business consulting firm. While developing his own company, Brenden started the process to become a Certified Public Accountant and is in the final stages of obtaining his CPA license.

Nicholas Mitsakos, has been the Chairman and Chief Executive Officer of Arcadia Holdings, Inc. since 1989. At Arcadia, Mr. Mitsakos managed the investment firm’s operations in the private and public equity markets. Arcadia is a global diversified holding company that owns public securities, majority-owned subsidiaries, and minority interests in various businesses. Arcadia’s capital partners include large international institutions. Through Arcadia Holdings, Mr. Mitsakos has acquired, or invested in, over 40 companies in the U.S., Asia and Europe. He has served as either a director or advisor to each company, working closely with management, the board of directors and other investors. Additionally, Mr. Mitsakos has served on the board of over twenty five companies. From 2002 to present, he has been an advisor and Managing Director to London-based Sardis Capital, a merchant bank, focused on technology and middle market merchant banking. From 1995 to present, Mr. Mitsakos has advised Templeton International on investments in private and public companies based in emerging markets, including China. He now advises Franklin Templeton and Janus on public and private investment throughout Asia. In 1985, Mr. Mitsakos started his career as an investment banker at Goldman Sachs. From 1986 to 1989, he was a member of the corporate finance department at Drexel Burnham Lambert. He holds an MBA from Harvard University (1986) and B.S. degrees in Computer Science and Microbiology from the University of Southern California (Valedictorian, 1981). He taught at UCLA’s Anderson School of Business from 1992 to 1998, and is also on the board to UCLA’s Center for Cerebral Palsy within the UCLA Medical School. He is also on the board to the Rehabilitation Hospital in Honolulu, HI.

Connie Jordan began her professional career in banking at Security Pacific Bank in 1974. Ms. Jordan worked at U.S. West in the Major Accounts Division, where Ms. Jordan designed and implemented technology for Fortune 500 clients, traveled extensively as a lecturer on college campuses and at leading telecommunications seminars. Jordan turned her attention to the design of intricate telecommunications solutions for her clients and founded Signal Management Group in 1989. Shifting gears she began a career in Television writing, producing, and co- hosting successful shows such as California Lifestyles, Premier Real Estate Show, and Yachting Lifestyles for Cable, ABC, ESPN, and the Discovery Network. As a consultant in 1997, Jordan began shifting her focus to the Internet. Jordan co-founded Ubiquity and is among the inventors and co-author of several of the company’s patents the "World Smart Card" patent, and has co-authored several more including “Sprocket,” "Lifestyle," "Immersive Advertising," and "B2B".Ms. Jordan was Ubiquity Holdings Intellectual Property Development Manager from 2006 until 2008. In 2008, Ms. Jordan became the Company’s Vice President of Creative Development and Intellectual Property until her appointment as Senior Executive Vice President of Intellectual Property and Transmedia.

Webb Blessley has over 30 years of experience in corporate, venture capital and real estate acquisitions. An architectural engineer by education, Webb worked at McDonald's Corporation as Vice President of Real Estate and Construction Worldwide from 1974 until his retirement in 1995. Blessley was founder of the Ronald McDonald Camp for Children at Eagle Lake and has served on numerous scholarship boards. Most recently, Webb help found the Cougar Fund with his daughter Cara Blessley Lowe and board members Howard Buffett, Tom Mangelsen and Dr. Jane Goodall to explore and promote the preservation of the North American Cougar. After his retirement, Blessley returned to his architectural roots and now works as a contact source in alternative building and solar powered technology, consulting on projects using ecologically sound materials.

Certain Significant Employee

Bryan Harpole has worked in the television production/operations industry for over 20 years. From the creation of studio and documentary-style productions to the management and technical maintenance of production facilities, Bryan brings a uniquely broad set of skills to the Ubiquity Studios Team. Bryan graduated with a BS degree from East Carolina University in 1994. After a career of playing professional soccer, he immediately went to work in freelance television production. From January 1995 to August 2006, Harpole worked with numerous networks such as ESPN, NBC Sports, Fox Sports, Turner Sports, Comcast Sports net, etc. working on Live Television Production trucks all over the country. His talents included Camera Operator, EVS Operator, Graphics, Producer, Director and Technical Manager for numerous Sporting Events and Concerts while also maintaining events and technical maintenance at the Verizon Center from January 1996 to August 2006 as Technical Production Manager in Washington, DC. Bryan was able to take part in major events such as the Summer Olympics, FIFA World Cup, NHL Stanley Cup Finals, WNBA Finals and NBA Finals. From August 2006 to April 2009, Bryan accepted a position with Discovery Communications located in Silver Spring, Maryland where he was named Technical Manager, Live Events and Studio Production for all of Discovery Communications 11 major networks. While at Discovery, Bryan was able to oversee 50-60 Live Events a year, which took him not only all over the country but all over the world. From May 2009 to February 2011, Bryan was asked to oversee the new build out of the ESPN Los Angeles Production Center located at L.A. Live. As Manager of Production Operations, Bryan was able to oversee operations and support for Sports Center, Studio Operations, Live Remotes and Special Events as related to ESPN.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have adopted a code of ethics as of April 4, 2008 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

•	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;
•	Full compliance with applicable government laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

Corporate Governance

The business and affairs of the Company are managed under the direction of the Board of Directors (the “Board”). Chris Carmichael, Connie Jordan, Nicholas Mitsakos, Webb Blessley, are the current members of the Board.

Family Relationships

Except as disclosed below, there are no family relationships among any of our officers or directors.

Our Chief Executive Officer and Co-Chairman, Christopher Carmichael, is married to our Senior Executive Vice President of Intellectual Property and Transmedia Connie Jordan.

Item 11. Executive Compensation.

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Christopher Carmichael, our Chief Executive Officer and Co-Chairman, and Connie Jordan, our newly appointed Senior Executive Vice President of Intellectual Property and Transmedia, Brenden Garrison, our newly appointed Chief Financial Officer, and Bryan Harpole, a significant employee, for all services rendered in all capacities to us and our subsidiaries. The aforementioned executive officers are referred to as the “named executive officers” throughout this Report.

The discussion below pertains to compensation awarded or paid by Ubiquity-DE to M. Christopher Carmichael, Ms. Connie Jordan, Brenden Garrison, and Bryan Harpole with respect to Ubiquity DE’s year ended December 31, 2013 and year ended December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Christopher Carmichael,	2013	$842,196	-	-	$3,743,521	-	-	-	$4,585,717
President, Chief Executive Officer	2012	$727,885	-	-	$3,800,000	-	-	-	$4,527,885

Connie Jordan,	2013	250,774			1,655,907	-	-	-	$1,906,681
Senior Executive Vice President of Intellectual Property and Transmedia	2012	$255,389	-	-	$1,400,000	-	-	-	$1,655,389

Brenden Garrison	2013	198,375	-	-	$121,598	-	-	-	$319,973
Chief Financial Officer	2012	$102,000	-	-	-	-	-	-	$102,000

Certain Significant Employee
Bryan Harpole	2013	150,000			$121,598-	-	-	-	$271,598
	2012	$143,750	-	$	$300,000-	-	-	-	$443,750

Outstanding Equity Awards at Fiscal Year-End Table

At December 31, 2013 Ubiquity-NV had no outstanding equity awards. At December 31, 2012, Ubiquity-DE had no outstanding equity awards. At the date of closing, there are no outstanding equity awards or options issued.

Employment Agreements

On June 4, 2013, the Company entered into an employment agreement with Christopher Carmichael, the Company’s Chief Executive Officer, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Carmichael Agreement”). The effective date of the Carmichael Agreement is July 1, 2013 and has a five (5) year term. The Carmichael Agreement calls for an initial base salary of $420,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Carmichael Agreement also calls for an annual bonus that is equal to two and one half percent (2.5%) of the pretax gross revenue, a three percent (3%) override of gross license fees derived from the company’s products and services and five percent (5%) success fee of the gross private placement capital contributions received by the company, and a three percent (3%) override of the gross book value derived from all cashless transactions of the Company. Moreover, the Carmichael Agreement calls for the grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. As further compensation, Mr. Carmichael is awarded twenty percent of all gross revenues associated with the project known as “106 Yards”.

On March 15, 2012, the Company renewed an employment agreement with Connie Jordan, the Company’s Senior Executive Vice President of Intellectual Property and Transmedia, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Jordan Agreement”). The effective date of the Jordan Agreement is March 15, 2012 and has a three (3) year term. The Jordan Agreement calls for an initial base salary of $198,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Jordan Agreement also calls for an annual bonus that is equal to one percent (1%)of the pretax gross revenue and one and one half percent (1.5%) of the net capital contributions received by the Company from strategic partners. Moreover, the Jordan Agreement calls for the grant of an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

On August 15, 2013, the Company entered into an employment agreement with Brenden Garrison, the Company’s Chief Financial Officer, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Garrison Agreement”). The Garrison Agreement calls for an initial base salary of $150,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Garrison Agreement also calls for an annual bonus in the form of stock options to purchase 75,000 shares at an exercise price of $4.00.

On January 1, 2012, as amended on August 1, 2013, the Company entered into an employment agreement with Bryan Harpole (the “Harpole Agreement”) to be employed as the Company’s general studio manager on an at will basis. Mr. Harpole will receive an annual salary of $150,000 and eligible for certain bonuses including an annual bonus in the form of stock options to purchase 75,000 shares at an exercise price of $4.00.

The foregoing descriptions of the terms of the Carmichael Agreement, Jordan Agreement, Garrison Agreement, and Harpole Agreement do not purport to be complete and are qualified in their entirety by reference to the provisions of such agreements filed as Exhibits 10.1 10.2, 10.3, and 10.4, respectively and are incorporated by reference herein.

Directors Retention Agreement

On March 22, 2013, the Company entered into a Co-Chairman of the Board of Directors Retention Agreement with , Nick Mitsakos to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine in exchange for 250,000 shares of Company stock that were awarded upon execution of the agreement. The agreement was amended on December 31, 2013 whereby Mr. Mitsakos would receive a flat monthly rate of $25,000.00 per month in addition to his stock award.

As of December 31, 2013, Mr. Mitsakos received cash of $43,928 and stock options valued at $1,331,648.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of March 31, 2014 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days as of March 31, 2014.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of Ubiquity Broadcasting Corporation, 9801 Research Drive, Irvine CA 92618.

		Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership	of Class(3)
Executive Officers and Directors
Christopher Carmichael(1)	Common Stock	47,311,112	14.47%
Brenden Garrison	Common Stock	2,968,888	0.91%
Nicholas Mitsakos	Common Stock	4,000,000	1.23% %
Connie Jordan(1)(2)	Common Stock	10,680,000	3.27%
Webb Blessley	Common Stock	4,285,692	1.31%
Directors and executive officers as a group (5 persons)	Common Stock	69,245,692	21.19%
Other 5% Holders:
Silent Light LLC	Common Stock	18,800,000	5.75%
Harold A. Havekotte	Common Stock	23,199,180	7.10%
Kevin P. Budd	Common Stock	18,384,000	5.62%

(1)	Christopher Carmichael and Connie Jordan are the beneficial owners of 8,300,000 shares and 8,300,000 shares, respectively, which are owned by Silent Light LLC. Christopher Carmichael and Connie Jordan have the voting and dispositive power over the shares owned by Silent Light LLC.

(2)	23,520,000 shares are held by an irrevocable trust.

(3)	Based on 326,208,296 shares issued and outstanding as of April 11, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2012, there have been no related party transactions in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that Mr. Nicholas Mitsakos is considered an independent director.

Item 14.     Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Silberstein Ungar, PLLC for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended December 31, 2013 and 2012and for the review of the Company’s financial statements for the periods ended March 31, 2013 and 2012, June 30, 2013 and 2012 and September 30, 2013 and 2012 was $59,500 (2013) and $$7,500 (2012), respectively.    Silberstein Ungar, PLLC was also paid $$48,000 for fees related to the audit of Ubiquity Broadcasting Corp. for 2012 and 2011 prior to its becoming part of the public company entity.

Audit Related Fees

We paid Silberstein Ungar, PLLC $2,500 in 2013 for audit related fees.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated March 5, 2013, by and among Ubiquity Broadcasting Corporation., Ubiquity Acquisition Corp. and Ubiquity Broadcasting Corporation.(1)

2.2	Certificate of Merger for State of Delaware.(1)

2.3	Articles of Merger for State of Nevada.(1)

3.1(i)	Articles of Incorporation dated December 2, 2011.(2)

3.1(ii)	Amended Articles of Incorporation dated March 4, 2013.(3)

3.2	Bylaws.(2)

10.1	Carmichael Employment Agreement.(1)

10.2	Jordan Employment Agreement.(1)

10.3	Garrison Employment Agreement.(1)

10.4	Harpole Employment Agreement.(1)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2013.

(2) Incorporated by reference to the Company’s S-1 filed on February 27, 2012.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 6, 2013.

* Exhibit identified as a management contract or compensatory plan.

* * Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ubiquity Broadcasting Corporation

By:	/s/ Christopher Carmichael
Christopher Carmichael
Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

Dated:	April 15, 2014

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated:	April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Co-Chairman of	April 15, 2014
the Board
/s/ Christopher Carmichael	(principal executive officer)
Christopher Carmichael

/s/ Brenden Garrison	Chief Financial Officer	April 15, 2014
Brenden Garrison	(principal financial and accounting officer)

/s/ Nicholas Mitsakos	Co-Chairman of the Board	April 15, 2014
Nicholas Mitsakos

	Senior Executive Vice President of	April 15, 2014
Intellectual Property and
/s/ Connie Jordan	Transmedia and Director
Connie Jordan

/s/ Webb Blessley	Treasurer, Secretary, and Director	April 15, 2014
Webb Blessley

