Form 10-K/A
period 2013-12-31
Ubiquity Broadcasting Corp
filed 2014-04-17
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Ubiquity Broadcasting Corp. (the “Company”) on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 16, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

PART IV

Item 15.     Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, beginning on page F-1 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated March 5, 2013, by and among Ubiquity Broadcasting Corporation., Ubiquity Acquisition Corp. and Ubiquity Broadcasting Corporation.(1)

2.2	Certificate of Merger for State of Delaware.(1)

2.3	Articles of Merger for State of Nevada.(1)

3.1(i)	Articles of Incorporation dated December 2, 2011.(2)

3.1(ii)	Amended Articles of Incorporation dated March 4, 2013.(3)

3.2	Bylaws.(2)

10.1	Carmichael Employment Agreement.(1)

10.2	Jordan Employment Agreement.(1)

10.3	Garrison Employment Agreement.(1)

10.4	Harpole Employment Agreement.(1)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(4)

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(4)

3

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

(1) Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 27, 2013.

(2) Incorporated by reference to the Company’s S-1 filed on February 27, 2012.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 6, 2013.

(4) Incorporated by reference to the Company’s Form 10-K filed on April 16, 2014.

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ubiquity Broadcasting Corporation

By:	/s/ Christopher Carmichael
Christopher Carmichael
Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

Dated:	April 17, 2014

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated:	April 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Co-Chairman of	April 17, 2014
the Board
/s/ Christopher Carmichael	(principal executive officer)
Christopher Carmichael

/s/ Brenden Garrison	Chief Financial Officer	April 17, 2014
Brenden Garrison	(principal financial and accounting officer)

/s/ Nicholas Mitsakos	Co-Chairman of the Board	April 17, 2014
Nicholas Mitsakos

	Senior Executive Vice President of	April 17, 2014
Intellectual Property and
/s/ Connie Jordan	Transmedia and Director
Connie Jordan

/s/ Webb Blessley	Treasurer, Secretary, and Director	April 17, 2014
Webb Blessley

5