Form 10-Q
period 2014-03-31
Ubiquity Broadcasting Corp
filed 2014-05-15
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 333-179738

UBIQUITY, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0371375
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9801 Research Drive

Irvine, CA 92618

(Address of principal executive offices (Zip Code)

(949) 489 - 7600

(Registrant’s telephone number, including area code)

UBIQUITY BROADCASTING CORPORATION

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

As of May 6, 2014, there were 98,128,654 shares of common stock, $0.001 par value issued and outstanding.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2014

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “Ubiquity-NV,” “our Company,” or “the Company” are to the business of Ubiquity, Inc.,  f/k/a  Ubiquity Broadcasting Corporation, and its wholly-owned subsidiary, Ubiquity Broadcasting Corporation, a Delaware Corporation.

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

2

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$62,478	$74,300
Accounts receivable, net	48,055	38,105
Accounts receivable - related party	100,000	-
Prepaid expenses	175,045	121,275
Other current assets	906,742	754,914
Total current assets	1,292,320	988,594

Property and equipment, net	949,443	1,003,546
Other assets:
Intangible assets, net	14,078,079	14,151,440
Total assets	$16,319,842	$16,143,580

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable	$441,204	$756,316
Accrued expenses	2,502,546	2,450,601
Credit cards payable	483,361	482,635
Loans payable - related parties	57,000	7,000
Current liabilities	3,484,111	3,696,552
Total liabilities	3,484,111	3,696,552

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 800,000,000 shares authorized, 94,234,529 and 92,126,342 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	94,235	92,126
Additional paid-in capital	128,796,791	126,142,020
Deferred stock-based compensation	-	(312,500)
Accumulated deficit	(116,055,295)	(113,474,618)
Total stockholders' equity	12,835,731	12,447,028
Total liabilities and stockholders' equity	$16,319,842	$16,143,580

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Revenues	$19,050	$23,079
Revenues - related party	250,000	-
	269,050	23,079

Costs of sales	39,126	28,420
Gross profit (loss)	229,924	(5,341)

Operating expenses:
Meals and entertainment	18,202	13,322
Marketing	27,203	-
Outside services	13,545	165,272
Payroll expense	408,464	359,076
Stock-based compensation	1,336,279	6,191,041
Office and computer	59,564	20,982
Professional fees	326,555	226,504
Rent	131,443	87,781
Travel	36,466	12,836
Taxes	203	12,561
Charitable contributions	7,718	-
Depreciation and amortization	357,102	255,973
Other operating expenses	87,857	92,116
Total operating expenses	2,810,601	7,437,464

Operating loss	(2,580,677)	(7,442,805)

Loss before provision for income taxes	(2,580,677)	(7,442,805)

Provision for income taxes	-	-

Net loss	$(2,580,677)	$(7,442,805)

Net loss per share: basic and diluted	$(0.03)	$(0.13)
Weighted average number of shares outstanding: basic and diluted	93,195,793	59,199,067

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,580,677)	$(7,442,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357,102	255,973
Stock-based compensation	1,336,279	6,191,041
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,950)	(50,580)
Increase in accounts receivable - related party	(100,000)	-
Increase in prepaid expenses	(53,770)	(20,932)
Increase in other current assets	(151,828)	(9,374)
Decrease in accounts payable	(315,112)	(88,701)
Increase in accrued expenses	51,945	445,451
Increase in credit cards payable	726	24,523
Net cash used in operating activities	(1,465,285)	(695,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,702)	(5,597)
Acquisition of intangible assets	(226,936)	(78,781)
Net cash used in investing activities	(229,638)	(84,378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable - related party	50,000	-
Equity issuance costs	(113,531)	(65,975)
Proceeds from sale of common stock	1,746,632	1,060,252
Net cash provided by financing activities	1,683,101	994,277

Change in cash and cash equivalents	(11,822)	214,495
Cash and cash equivalents, beginning of period	74,300	118,663
Cash and cash equivalents, end of period	$62,478	$333,158

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of preferred stock into common stock	$-	$600

See accompanying notes to financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Ubiquity, Inc. formerly Ubiquity Broadcasting Corporation (the "Company" or "Ubiquity") was incorporated in the State of Nevada on December 2, 2011.

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

Reverse Merger

As previously reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013. On March 5, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Broadcasting Corporation, a privately held Delaware corporation (“Ubiquity-DE”), and Ubiquity Acquisition Corp., a newly formed, wholly-owned Nevada subsidiary of ours (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into Ubiquity-DE, and Ubiquity-DE, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”). A condition to the closing of the merger was that the Company shall have received an audit report of Ubiquity-DE with respect to its two most recently completed fiscal years from an independent accounting firm that is registered with the Public Company Accounting Oversight Board. Ubiquity-DE received an audit report by Silberstein Ungar, PC dated September 20, 2013. Accordingly, the merger closed on September 20, 2013. As a result of the Merger, the Company ceased its prior operations, which were insignificant and became a multimedia company focused on the intersection of cloud-based cross platform applications synchronized across all screens for enhancing the digital lifestyle.

The transaction was regarded as a reverse merger whereby Ubiquity-DE was considered to be the accounting acquirer as its management retained control of the Company after the Share Exchange. As a result of this accounting treatment the historical financial statements of Ubiquity-DE, the accounting acquirer, are presented for all periods presented. The financial statements of the Company, which are insignificant have been presented from the date of acquisition, deemed to September 20, 2013, forward. Pro-forma financial information has not been provided as the amounts are insignificant.

Pursuant to the terms and conditions of the Merger Agreement:

☐	Each share of Ubiquity-DE’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 19,838,746 shares of our common stock. An aggregate of 19,838,746 shares of the Company’s common stock were issued to the holders of Ubiquity-DE’s common stock.
☐	Pursuant to the terms of the Merger Agreement, new members of our board of directors were appointed. Our new board of directors consists of previously the directors and officer of Ubiquity-DE.

The purposes of the transactions described in the Form 8-K were to complete a reverse merger and complete a recapitalization of the Company with the result being that Ubiquity-DE became a wholly-owned subsidiary.  Our business operations will now focus on the business of Ubiquity-DE in the future and our management will be the management of Ubiquity-DE.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred operating losses from inception, and has not yet produced significant continuing revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended December 31, 2013. In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Ubiquity Broadcasting Corp., a Delaware corporation. All material inter-company accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company follows the guidance of Accounting Standards Codification ("ASC") 820 – Fair Value Measurement and Disclosure. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2014 and December 31, 2013, we did not have any level 1, 2, or 3 assets or liabilities.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.  Revenue from packaged product sales to distributors and resellers is usually recorded when related products are shipped. However, when the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Revenues from the licensing the rights to technology and/or patents are typically recorded when access to the technology and/or patents is provided.

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

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when the Company reaches technological feasibility for its products; the potential outcome of the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from these estimates and assumptions.

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three months ended March 31, 2014 and 2013 since their effect is anti-dilutive.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Commissions	$46,309	$46,309
Rent	34,003	34,003
Security deposit	39,833	39,833
Miscellaneous	1,130	1,130
Legal	53,770	-
Total prepaid expenses	$175,045	$121,275

NOTE 4 - PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Machinery and equipment	$477,104	$477,104
Office equipment	879,752	879,450
Leasehold improvements	596,599	594,199
Subtotal	1,953,455	1,950,753
Accumulated depreciation	(1,004,012)	(947,207)
Property and equipment, net	$949,443	$1,003,546

Depreciation expense was $56,805 and $63,910 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company has capitalized costs in relation to developing and acquiring intangible assets, which consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Patents and trademarks	$7,538,092	$7,311,156
Data compression	623,628	623,628
Website	2,503,308	2,503,308
Invicta immersive property	2,392,505	2,392,505
Think Mobile Giftsender	2,542,800	2,542,800
Think Media	400,000	400,000
Biznexion	216,400	216,400
Bdigital Magazine	2,028,000	2,028,000
Goodwill	972,000	972,000
Subtotal, intangible assets	19,216,733	18,989,797
Accumulated amortization	(5,138,654)	(4,838,357)
Intangible assets, net	$14,078,079	$14,151,440

Additions to the intangible assets primarily relate to the Company’s development of patents and trademarks, data compression and the WEAV website project. The Company has incurred heavy costs for intangible assets in the past and does not expect to see intangible costs level out or drop in the future as the company continues to invest and develop its intellectual property. The Company analyzes these assets typically on an annual basis, during the fourth quarter, and when there are other indicating factors. To date the Company has determined that no impairment has been necessary. Amortization expense is recorded using the straight-line method over a period of fifteen years.

Amortization expense for all intangible assets was $300,297 and $192,603 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Salary and wages	$1,468,776	$1,453,884
Payroll and other taxes	1,021,884	984,831
Interest	11,886	11,886
Total accrued expenses	$2,502,546	$2,450,601

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company paid or accrued bonuses related to equity raises of $113,531 and $65,975 to two officers during the three months ended March 31, 2014 and 2013, respectively. These officers receive percentages of 5% and 1.5% for all monies obtained through capital raises.

The Company's Chief Executive Officer, Christopher (“Chris”) Carmichael, has accrued salary and directors compensation of $1,097,171 and $1,053,398 as of March 31, 2014 and December 31, 2013, respectively, resulting in part from previous work done for the Company and from his new salary as President and CEO. On December 20, 2013, effective January 1, 2014, the Board of Directors approved to increase Chris Carmichael's annual salary to $525,000 and an annual grant of 171,429 options. The options were accounted for on December 20, 2013 when they were granted.

The Carmichael Family has personally guaranteed two company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael Family are up to $800,000 per month.

The Company had certain note payables outstanding to related parties as of March 31, 2014 and December 31, 2013. Chris Carmichael was owed $7,000 and $7,000 as of March 31, 2014 and December 31, 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand.

In February 2014, the Company received a $50,000 loan from a shareholder. The proceeds from the loan were used for operations and were expected to be paid back on demand. No formal terms were ever entered into in connection with the loan. Subsequent to March 31, 2014, the Company repaid the $50,000 loan and an additional $5,000 which will be accounted for as interest expense.

On August 30, 2010, Ubiquity entered into three separate Patent Licensing Agreements with Sponsor Me, Inc., for the License of the “Immersive Advertising Patent” in the amount of $250,000, another agreement for the license of the “Lifestyle Portal” Patent in the amount of $250,000, and also a Lifestyle Portal Web and Mobile Development reimbursement agreement for the production of the Sponsor Me, Inc. web and mobile site. The balance due on these agreements was $190,915 and $190,915 as of March 31, 2014 and December 31, 2013, respectively. The Companies are related due to common shareholders including officers and directors of the Company.

On February 19, 2014, the Company entered into a Patent Licensing Agreements with Sponsor Me, Inc., for the non-exclusive license of the intellectual products “Internet Protocol Television” in the amount of $250,000. The balance due on this agreement was $100,000 as of March 31, 2014 and is recorded as accounts receivable - related party. The Companies are related due to common shareholders including officers and directors of the Company.

NOTE 8 - STOCKHOLDERS’ EQUITY

Reverse Stock Split

On April 21, 2014, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate a reverse split of 3.5 to 1 (the “Reverse Split”) in which each shareholder will be issued one (1) share of common stock in exchange for 3.5 shares of their currently issued common stock. The stock split has been retroactively applied to this filing.

Preferred Stock

During the three months ended March 31, 2013, 171,429 share of Preferred Stock were converted into 685,714 shares of common stock.

Proceeds from Sales of Common Stock

During the three months ended March 31, 2014 and 2013, the Company issued 2,025,829 and 1,955,429 shares of common stock for cash proceeds of $1,746,632 and $1,060,252, respectively. Equity issuance costs related to the stock issuances was $113,531 and $65,975 for the three months ended March 31, 2014 and 2013, respectively.

Common Stock issued for Services

During the three months ended March 31, 2014 and 2013, the Company issued 121,543 and 4,558,629 shares of common stock for services, respectively. The Company determined the value of such shares to be $1,023,779 and $6,191,141 for the three months ended March 31, 2014 and 2013, respectively, based upon the fair market value of the Company's common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with these issuances relate to marketing, broadcasting and production related services.

On March 22, 2013, the Company entered into an agreement to retain a new co-chairman of the board. The agreement granted 71,429 shares of common stock valued at $8.75 per share for services to be rendered over a twelve month period. In July 2013, the agreement was amended to grant an additional 71,429 shares for services through February 2014. The value of the shares was being amortized over the period of service and accounted for as deferred stock-based compensation. Amortization of deferred stock-based compensation during the three months ended March 31, 2014 and 2013 was $312,500 and $0, respectively. As of March 31, 2014, all deferred stock-based compensation had been fully amortized.

Options

On February 1, 2013, the Company granted 71,429 stock options valued at $726,710 with exercise prices of $14.00. The options were valued on the grant dates using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97%, risk-free interest rates of 0.88% and expected lives of 60 months. The options were fully expensed as of March 31, 2013.

The Company had the following options outstanding as of March 31, 2014 and December 31, 2013:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	1,850,234	$9.87
Granted	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2014	1,850,234	$9.87

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

On December 10, 2008, Space 150, LLC and Ubiquity agreed to a payment arrangement for the final award as follows: $60,000 was paid on December 10, 2008 at the signing of the agreement and the remaining balance is to be paid out as $45,000 payable at the end of every quarter commencing March 31, 2009 and concluding March 31, 2014. Per the payment agreement Ubiquity retains the right to the website and will be delivered all of the source code and work done on the website, subsequently, Space 150 will transfer the domain names “we-av.net” and “we-av.com” upon completion of the agreement. Of the final award $614,308 was booked as the website asset, $352,661 was booked as legal fees incurred in 2008, and $42,003 was booked as interest respectively as an expense in the 2008 fiscal year. As of March 31, 2014 and December 31, 2013, Ubiquity owed Space 150, LLC $0 and $93,362, respectively. The amounts were personally guaranteed by Chris and Connie Carmichael.

At the time of death of the former President of Ubiquity Broadcasting Corporation, Gregory Crotty had accrued $93,743 in salary, 22,857 Common Shares of Ubiquity Broadcasting Corporation, and had 200,929 options to purchase Ubiquity Broadcasting Corporation Common Shares at $5.25 per share. He also had 42,857 shares of common stock issued in his name. Ubiquity will have to issue these shares and pay the balance of his accrued salary to the proper beneficiary once established. As of March 31, 2014, an established beneficiary has yet to be named. All 200,929 options expired as of December 31, 2011 and are not included in total options outstanding.

During the first quarter of 2013, the EDD California Employment department notified the Company with an assessment of our independent contractors that the Company may have to pay additional taxes based on our independent contractor payments for a total contingent liability of $305,885. The Company filed a formal petition as of April 22, 2013 and has not heard back on any formal final ruling. As of March 31, 2014 and December 31, 2013, the Company has not recorded a provision for the assessment as they do not believe the independent contractors meet the definition of an employee.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company issued approximately 3,894,125 shares of common stock for cash proceeds of $3,080,147.

On April 1, 2014, the Company changed its name to Ubiquity, Inc.

See Note 8 regarding discussion of a reverse stock split effective April 21, 2014.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Overview

Ubiquity, Inc. (the “Company,” “Ubiquity, ”, “We,” or “Us”), f/k/a Ubiquity Broadcasting Corporation, was incorporated in the State of Nevada on December 2, 2011. On March 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), and Ubiquity Broadcasting Corporation, a Delaware corporation (“Ubiquity-DE”).

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

Recent Developments

Acquisition of the Social Mashup and IPTV

On July 12, 2013, the Company acquired intangible assets, including the Social Mashup and IPTV, from Think Design Media Inc., a California corporation, for 170,843 shares of common stock valued at $14.00 per share for a total purchase price of $2,391,800.

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

Acquisition of Gift Sender

Additionally on July 12, 2013, the Company acquired intangible assets, including Gift Sender, from Think Mobile, Inc., d/b/a GiftSender, a Delaware corporation, for 170,843 shares of common stock valued at $14.00 per share for a total purchase price of $2,391,800.

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

Acquisition of ZoneBox

Also on July 12, 2013, the Company acquired intangible assets, including ZoneBox, from Biznexion, Inc., a Delaware corporation, for 15,457 shares of common stock valued at $14.00 per share for a total purchase price of $216,400.

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

Acquisition of Digital Magazine

On September 30, 2013 the Company acquired intangible assets of Acosta Investments relating to the digital magazine a California Limited Liability Corporation, for 114,286 shares of common stock for a total purchase price of $400,000. The shares were valued at $1,250,000 on the date of the agreement. As such the digital magazine asset was booked at $400,000 and an loss on the purchase of the digital magazine was recorded for $850,000 The digital magazine application (“Magazine”) is designed to give users a new interactive magazine viewing experience using videos and interactive advertising related to various products within the article. The platform has the ability to create a magazine from scratch by uploading text for articles, images, video and audio files.

Acquisition of TAC Friends

In 2013 Ubiquity Acquired TaC Friends and associated IP for 57,143 shares of common stock valued at $200,000 TaC Friends promotes the use of SMS and MMF messaging so people interested in social networking do not have to sit in front of a web site. Ubiquity anticipates that the integration of TaC friends into its Sprocket will enable users to enjoy a mobile lifestyle and the need to always be in touch and using the platform.

ZUUS Media, Inc. - Pending Term Sheet

On January 27, 2014, the Company entered into a term sheet, proposing an asset purchase transaction with ZUUS Media, Inc., a privately-held Delaware corporation (“ZUUS”). ZUUS is a media start-up that operates ZUUS, a cross-platform, music video multi-channel. Pursuant to the Term Sheet, Ubiquity will purchase all the assets of ZUUS, including but not limited to all accounts receivable, tangible and intangible property (including intellectual property), and contracts, for an aggregate value of $30,000,000 to be paid in the Company’s restricted common stock, with the price per share to be determined on or as of the date of the closing of the Proposed Transaction. As of the date of this filing the transaction has not closed.

Stray Angel Films - Pending Term Sheet

On February 4, 2014, the Company entered into a term sheet, proposing an asset purchase transaction with Stray Angel Films, a privately-held Nevada corporation (“Stray Angel”). Stray Angel is a digital motion picture rental, production, and production services company founded in 2003. Pursuant to the Term Sheet, Ubiquity will purchase all the assets of Stray Angel, including but not limited to all accounts receivable, tangible and intangible property (including production facilities and equipment, office equipment and supplies, intellectual property, and all other property used in connection with the Stray Angel business), books and records, licenses and permits, inventory, and goodwill associated with Stray Angel’s business, for an aggregate value of $3,000,000 to be paid in the Company’s restricted common stock, with the price per share to be determined by the average per share price on February 4, 2014. As of the date of this filing the transaction has not closed.

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

As of March 31, 2014, we have taken the following steps to implement our business plan:

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

 Results of Operations

Comparison for the three months ended March 31, 2014 and 2013

Net Revenue

Net revenue, excluding revenues of $250,000 from a related party, were $19,050 for the three months ended March 31, 2014 as compared to $23,079 for the three months ended March 31, 2013, a decrease of $4,029 or 17.5%. This decrease is primarily attributable to the Company having historically experienced inconsistent revenue streams. This inconsistency is related to event driven nature of its historical revenue. Going forward management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services; therefore management does not expect inconsistency in its revenue on a gong forward basis.

Total Cost of Sales

Cost of sales was $39,126 for the three months ended March 31, 2014 as compared to $28,420 for the three months ended March 31, 2013 an increase of $10,706 or 37.7%.  The increase is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel.

Gross Profit

Gross profit was $229,924 for the three months ended March 31, 2014 as compared to a gross loss of ($5,341) for the three months ended March 31, 2013 an increase of $235,924 or 4,417%. This increase is primarily attributable to licensing the rights to certain technologies and patents to a related party for $250,000 in which minimal costs were recognized. Excluding the related party transaction, the Company's gross loss would have been $20,076 which is primarily related to the Company having historically experienced inconsistent revenue streams whereby certain costs are fixed regardless of whether revenues are being generated or not.

Operating Expenses

Operating expense were $2,810,601 for the three months ended March 31, 2014 as compared to $7,437,464 for the three months ended March 31, 2013 a decrease of $4,626,863 or 62.2%. For the three months ended operating expense primarily consisted of stock-based compensation of $1,336,279 which is dependent upon when we grant common stock for services and when the services are performed; payroll expense of $408,464 which increased from the prior like period due to an increase in personnel and salaries for our management team; professional fees of $326,555 which increased from the prior like period due to significant costs incurred by us in connection with our recent public filings.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, sales of common stock, revolver borrowings including the use of credit cards, loans from officers, and notes payable.

At March 31, 2014, Ubiquity had cash and cash equivalents of $62,478 as compared to $74,300 as of December 31, 2013, representing a decrease of $11,822.

The cash flow used in operating activities increased to $1,465,285 for the three months ended March 31, 2014 compared to $695,404 for the three months ended March 31, 2013. Our net loss during the three months ended March 31, 2014 had the biggest impact on our cash used in operating activities as to date we have not generated sufficient revenues to cover our operating expenditures.

The cash flow used in investing activities increased to net cash used of $229,638 for the three months ended March 31, 2014, as compared to net cash used of $84,378 for the three months ended March 31, 2013. We continue to expend monies in connection with the development of our intangible assets on an as needed basis.

The cash flow provided by financing activities increased to net cash provided of $1,683,101 for the three months ended March 31, 2014, as compared to net cash provided of $994,277 for the three months ended March 31, 2013. Due to the loss from operations we continue to raise capital through the sales of our common stock in order to fund operations. Capital is raised on an as needed basis.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital, has incurred operating losses since inception, and has not yet produced significant continuing revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended March 31, 2014 and fiscal year ended December 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 4. Controls and Procedures.

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2014 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses were first identified by us in our audited financial statements filed in Form 8-K on September 27, 2013 for the years ended December 31, 2012 and 2011 in which related to the following:

1.	We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.	We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. In addition, subsequent to March 31, 2014, we engaged a third party that specializes in technical accounting and financial reporting to assist us.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

2,025,829 shares were issued in the quarter ended March 31, 2014 to approximately 41 accredited investors as defined in Rule 506 of Regulation D promulgated under the Securities Act for a total of $1,746,632.

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

The Company issued 121,543 shares of common stock to 4 people for services during the three months ended March 31, 2014. The shares were valued at a total value of $1,023,779.

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

Ubiquity Broadcasting Corporation
By:	/s/ Christopher Carmichael
Christopher Carmichael
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated:	May 15, 2014

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated:	May 15, 2014

