Form 10-Q
period 2014-06-30
Ubiquity Broadcasting Corp
filed 2014-08-14
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014.

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

As of August 11, 2014, there were 99,801,258shares of common stock, $0.001 par value issued and outstanding.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

2

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$226,316	$74,300
Accounts receivable, net	46,355	38,105
Accounts receivable - related party	100,000	-
Prepaid expenses	175,045	121,275
Loans receivable - related parties	1,110,378	563,732
Other current assets	191,182	191,182
Total current assets	1,849,276	988,594

Property and equipment, net	892,638	1,003,546
Other assets:
Intangible assets, net	16,264,158	14,151,440
Total assets	$19,006,072	$16,143,580

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable	$415,426	$756,316
Accrued expenses	2,631,134	2,450,601
Credit cards payable	342,070	482,635
Loans payable - related parties	100,000	7,000
Current liabilities	3,488,630	3,696,552
Total liabilities	3,488,630	3,696,552

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 800,000,000 shares authorized, 96,358,776 and 92,126,342 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	96,359	92,126
Additional paid-in capital	134,816,695	126,142,020
Common stock to be issued	2,129,705	-
Deferred stock-based compensation	-	(312,500)
Accumulated deficit	(121,525,317)	(113,474,618)
Total stockholders' equity	15,517,442	12,447,028
Total liabilities and stockholders' equity	$19,006,072	$16,143,580

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Revenues	$14,100	$15,908	$33,150	$38,987
Revenues - related party	-	-	250,000	-
	14,100	15,908	283,150	38,987

Costs of sales	55,976	10,181	95,102	25,382
Gross profit (loss)	(41,876)	5,727	188,048	13,605

Operating expenses:
Meals and entertainment	17,069	9,043	35,271	22,308
Marketing	33,739	30,460	60,942	36,026
Outside services	12,221	52,387	25,766	411,302
Payroll expense	547,163	681,357	955,627	1,081,924
Stock-based compensation	3,444,367	-	4,780,646	726,710
Office and computer	86,660	47,374	146,224	81,022
Professional fees	505,545	325,627	832,100	552,132
Rent	119,840	122,597	251,283	210,378
Travel	148,878	20,072	185,344	31,550
Taxes	2,108	-	2,311	-
Charitable contributions	17,747	5,000	25,465	5,000
Depreciation and amortization	413,352	205,395	770,454	547,791
Other operating expenses	79,457	285,324	167,314	161,650
Total operating expenses	5,428,146	1,784,636	8,238,747	3,867,793

Operating loss	(5,470,022)	(1,778,909)	(8,050,699)	(3,854,188)

Loss before provision for income taxes	(5,470,022)	(1,778,909)	(8,050,699)	(3,854,188)

Provision for income taxes	-	-	-	-

Net loss	$(5,470,022)	$(1,778,909)	$(8,050,699)	$(3,854,188)

Net loss per share: basic and diluted	$(0.06)	$(0.12)	$(0.09)	$(0.26)
Weighted average number of shares outstanding: basic and diluted	95,744,371	15,371,441	94,484,241	14,923,053

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,050,699)	$(3,854,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	770,454	547,791
Stock-based compensation	4,780,646	726,710
Changes in operating assets and liabilities:
Accounts receivable	(8,250)	(3,750)
Accounts receivable - related party	(100,000)	-
Prepaid expenses	(53,770)	(26,432)
Other current assets	-	(97,046)
Accounts payable	(363,390)	(296,606)
Accrued expenses	180,533	347,911
Credit cards payable	(140,565)	131
Net cash used in operating activities	(2,985,041)	(2,655,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to related parties	(546,646)	-
Purchase of property and equipment	(2,702)	(166,126)
Acquisition of intangible assets	(519,562)	(258,166)
Net cash used in investing activities	(1,068,910)	(424,292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loan payable - related party	93,000	260,999
Equity issuance costs	(284,370)	(179,026)
Proceeds from sale of common stock	4,397,337	2,978,279
Net cash provided by financing activities	4,205,967	3,060,252

Change in cash and cash equivalents	152,016	(19,519)
Cash and cash equivalents, beginning of period	74,300	118,663
Cash and cash equivalents, end of period	$226,316	$99,144

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Value of common shares issued for assets	$2,250,000	$-
Conversion of preferred stock into common stock	$-	$600

See accompanying notes to financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

As of June 30, 2014 and December 31, 2013, we did not have any level 1, 2, or 3 assets or liabilities.

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three and six months ended June 30, 2014 and 2013 since their effect is anti-dilutive.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Commissions	$46,309	$46,309
Rent	34,003	34,003
Security deposit	39,833	39,833
Miscellaneous	1,130	1,130
Legal	53,770	-
Total prepaid expenses	$175,045	$121,275

NOTE 4 - PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Machinery and equipment	$477,104	$477,104
Office equipment	879,752	879,450
Leasehold improvements	596,599	594,199
Subtotal	1,953,455	1,950,753
Accumulated depreciation	(1,060,817)	(947,207)
Property and equipment, net	$892,638	$1,003,546

Depreciation expense was $113,610 and $127,819 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company has capitalized costs in relation to developing and acquiring intangible assets, which consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Patents and trademarks	$7,764,319	$7,311,156
Data compression	623,628	623,628
Website	2,515,213	2,503,308
Invicta immersive property	2,392,505	2,392,505
Think Mobile Giftsender	2,597,294	2,542,800
Think Media	400,000	400,000
Biznexion	216,400	216,400
Bdigital Magazine	2,028,000	2,028,000
Monkeybars	2,250,000	-
Goodwill	972,000	972,000
Subtotal, intangible assets	21,759,359	18,989,797
Accumulated amortization	(5,495,201)	(4,838,357)
Intangible assets, net	$16,264,158	$14,151,440

Additions to the intangible assets primarily relate to the Company’s development of patents and trademarks, data compression and the WEAV website project. The Company has incurred heavy costs for intangible assets in the past and does not expect to see intangible costs level out or drop in the future as the company continues to invest and develop its intellectual property. The Company analyzes these assets typically on an annual basis, during the fourth quarter, and when there are other indicating factors. To date the Company has determined that no impairment has been necessary. Amortization expense is recorded using the straight-line method over periods ranging from ten to fifteen years.

On April 23, 2014, the Company entered into an asset purchase agreement (the “Monkeybars Agreement”) with Monkeybars Inc. (“Monkeybars”) whereby the Company acquired all of the assets of Monkeybars. In exchange, the Company issued to Monkeybars 1,092,233 shares of restricted common stock, which has an aggregate value of $2,250,000, based upon a market price per share of $2.06 on the date the parties entered into the Monkeybars Agreement. Monkeybars has a music platform that combines a cloud content storage, a sharing application, and social networking search technology. The Company accounted for the transaction as an asset acquisition as Monkeybars' products acquired had yet to generate any revenues and did not constitute a business. The Company is currently evaluating the estimated life of the assets acquired but has recorded amortization expense from the date of acquisition using a ten year period.

Amortization expense for all intangible assets was $656,844 and $419,972 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Salaries and wages	$1,553,521	$1,453,884
Payroll and other taxes	1,065,727	984,831
Interest	11,886	11,886
Total accrued expenses	$2,631,134	$2,450,601

NOTE 7 - RELATED PARTY TRANSACTIONS

Compensation Related

The Company paid or accrued bonuses related to equity raises of $284,370 and $179,026 to two officers during the six months ended June 30, 2014 and 2013, respectively. These officers receive percentages of 5% and 1.5% for all monies obtained through capital raises.

The Company's Chief Executive Officer, Christopher (“Chris”) Carmichael, has accrued salary and directors compensation of $1,166,286 and $1,053,398 as of June 30, 2014 and December 31, 2013, respectively, resulting in part from previous work done for the Company and from his new salary as President and CEO. On December 20, 2013, effective January 1, 2014, the Board of Directors approved to increase Chris Carmichael's annual salary to $525,000 and an annual grant of 171,429 options. The options were accounted for on December 20, 2013 when they were granted.

Senior Executive Vice President Connie Jordan had accrued salary, and directors pay of $125,992 and $181,743 as of June 30, 2014 and December 31, 2013, respectively, resulting in part from previous work done for the Company and from her salary as SEVP.

The Company provides compensation for the members of the board of directors. During the six months ended June 30, 2014, the Company accrued $245,000 in such compensation in which is included within accrued expenses on the accompanying consolidated balance sheet.

During the six month ended June 30, 2014, the Company granted a new member of the board of directors 331,900 shares of common stock. The shares were valued at $2,369,766 based upon the closing market price of the Company's common stock on the date of performance, which was the date assigned to the board of directors.

;

Loans Payable - Related Parties

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael Family are up to $800,000 per month.

The Company had certain note payables outstanding to related parties as of June 30, 2014 and December 31, 2013. Chris Carmichael was owed $100,000 and $7,000 as of June 30, 2014 and December 31, 2013, respectively. The amounts are unsecured, incur interest at 8% per annum and due on demand.

In February 2014, the Company received a $50,000 loan from a shareholder. The proceeds from the loan were used for operations and were expected to be paid back on demand. No formal terms were ever entered into in connection with the loan. During the quarter ended June 30, 2014, the Company repaid the $50,000 loan and an additional $5,000 which was accounted for as interest expense.

Licensing and Revenues

On August 30, 2010, Ubiquity entered into three separate Patent Licensing Agreements with Sponsor Me, Inc., for the License of the “Immersive Advertising Patent” in the amount of $250,000, another agreement for the license of the “Lifestyle Portal” Patent in the amount of $250,000, and also a Lifestyle Portal Web and Mobile Development reimbursement agreement for the production of the Sponsor Me, Inc. web and mobile site. The balance due on these agreements was $190,915 and $190,915 as of June 30, 2014 and December 31, 2013, respectively, and included with other current assets on the accompanying balance sheets.. The Companies are related due to common shareholders including officers and directors of the Company.

On February 19, 2014, the Company entered into a Patent Licensing Agreements with Sponsor Me, Inc., for the non-exclusive license of the intellectual products “Internet Protocol Television” in the amount of $250,000. The balance due on this agreement was $97,000 as of June 30, 2014 and is recorded as accounts receivable - related party. The Companies are related due to common shareholders including officers and directors of the Company.

Loans Receivable - Related Parties

As of June 30, 2014 and December 31, 2013, amounts due from a company controlled by an officer, owed the Company $859,197 and $437,812, respectively. The amount is unsecured, does not incur interest and is due on demand.

As of June 30, 2014 and December 31, 2013, amounts due from an employee, owed the Company $251,181 and $125,920, respectively. The amount is unsecured, does not incur interest and is due on demand.

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

Preferred Stock

During the six months ended June 30, 2013, 171,429 share of Preferred Stock were converted into 685,714 shares of common stock.

Proceeds from Sales of Common Stock

During the six months ended June 30, 2014 and 2013, the Company issued 2,584,257 and 1,475,758 shares of common stock for cash proceeds of $2,245,132 and $2,978,279, respectively. Equity issuance costs related to the stock issuances, as discussed above, were $284,370 and $179,026 for the six months ended June 30, 2014 and 2013, respectively. In addition, as of June 30, 2014, the Company received cash proceeds of $2,129,705 in which the shares of common stock have not been issued.

Common Stock issued for Services

During the six months ended June 30, 2014, the Company issued 589,872 shares of common stock for services. The Company determined the value of such shares to be $4,445,056 for the six months ended June 30, 2014 based upon the fair market value of the Company's common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

On March 22, 2013, the Company entered into an agreement to retain a new co-chairman of the board. The agreement granted 71,429 shares of common stock valued at $8.75 per share for services to be rendered over a twelve month period. In July 2013, the agreement was amended to grant an additional 71,429 shares for services through February 2014. The value of the shares was being amortized over the period of service and accounted for as deferred stock-based compensation. Amortization of deferred stock-based compensation during the six months ended June 30, 2014 and 2013 was $312,500 and $0, respectively. As of June 30, 2014, all deferred stock-based compensation had been fully amortized.

Options

On February 1, 2013, the Company granted 71,429 stock options valued at $726,710 with exercise prices of $14.00. The options were valued on the grant dates using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97%, risk-free interest rates of 0.88% and expected lives of 60 months. The options were fully expensed as of June 30, 2013.

The Company had the following options outstanding as of June 30, 2014 and December 31, 2013:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	1,850,234	$9.87
Granted	22,500	2.06
Exercised	-	-
Expired	-	-
Balance, June 30, 2014	1,872,734	$9.78

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On October 7, 2010, Ubiquity Broadcasting Corporation entered into a 5 year lease for a new building in the city of Irvine, CA. The new lease is to commence in the month of March, 2011. In the first and second quarters of 2011, Ubiquity experienced heavy leasehold improvements and fixed asset additions as they upgraded from an 8,629 sq. ft. building to a larger more accommodating 23,450 sq. ft. facility. Lease payments will increase from $18,250 to $37,934 monthly net and increase by roughly 3% annually. Pre-paid rent booked in 2010 will be taken in months 4, 12, 19, 24, and 30 respectively. See Note 10 for discussion of a lease entered into subsequent to quarter end.

On December 10, 2008, Space 150, LLC and Ubiquity agreed to a payment arrangement for the final award as follows: $60,000 was paid on December 10, 2008 at the signing of the agreement and the remaining balance is to be paid out as $45,000 payable at the end of every quarter commencing March 31, 2009 and concluding March 31, 2014. Per the payment agreement Ubiquity retains the right to the website and will be delivered all of the source code and work done on the website, subsequently, Space 150 will transfer the domain names “we-av.net” and “we-av.com” upon completion of the agreement. Of the final award $614,308 was booked as the website asset, $352,661 was booked as legal fees incurred in 2008, and $42,003 was booked as interest respectively as an expense in the 2008 fiscal year. As of June 30, 2014 and December 31, 2013, Ubiquity owed Space 150, LLC $0 and $93,362, respectively. The amounts were personally guaranteed by Chris and Connie Carmichael.

At the time of death of the former President of Ubiquity Broadcasting Corporation, Gregory Crotty had accrued $93,743 in salary, 22,857 Common Shares of Ubiquity Broadcasting Corporation, and had 200,929 options to purchase Ubiquity Broadcasting Corporation Common Shares at $5.25 per share. He also had 42,857 shares of common stock issued in his name. Ubiquity will have to issue these shares and pay the balance of his accrued salary to the proper beneficiary once established. As of June 30, 2014, an established beneficiary has yet to be named. All 200,929 options expired as of December 31, 2011 and are not included in total options outstanding.

During the first quarter of 2013, the EDD California Employment department notified the Company with an assessment of our independent contractors that the Company may have to pay additional taxes based on our independent contractor payments for a total contingent liability of $305,885. The Company filed a formal petition as of April 22, 2013 and has not heard back on any formal final ruling. As of June 30, 2014 and December 31, 2013, the Company has not recorded a provision for the assessment as they do not believe the independent contractors meet the definition of an employee.

On May 27, 2014, Think Design Media, Inc. ("TDM"), filed a lawsuit against the Company claiming breach of a December 2013 consulting contract.  TDM disputes the Company's cancellation of the consulting agreement for non-performance.  The estimated range of loss by the Company ranges from $0 to $460,000 which consists of the remaining monthly payments per the agreement plus the maximum amount of bonuses in which could have been earned under the contract. The Company believes that the lawsuit is without merit and that the contract was cancelled within the terms of the agreement and thus no provision for loss has been recorded as it is not probable. In July 2014, the Company filed a notice of demurrer requesting dismissal of the lawsuit as Think Design Media Inc.’s corporate status was suspended in November of 2013 and is not qualified to bring an action.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the Company issued approximately 697,737shares of common stock for cash proceeds of $872,171

In July 2014, the Company revised their lease agreement for additional square footage. Under the terms of the revised lease agreement, commencing on September 1, 2014 the minimum monthly rent will be $40,953. In addition, the revised lease agreement includes annual rent increases through expiration of January 20, 2020.

American Tec Company Limited - Pending Licensing Agreement

On July 18, 2014, the Company entered into a letter of intent with American Tec Company Limited (“Amtec”) to advance the development and distribution of Ubiquity’s Sprocket software and data analytics in Asia. According to the terms of the LOI, AMTEC will assist the Company with the distribution of Sprocket throughout China, Hong Kong, South East Asia, Vietnam and India. AMTEC will further assist in the distribution structure of Sprocket and will identify key buyers that include major technology companies currently operating in the mobile technology space. Ubiquity will develop and deliver a Sprocket model to AMTEC that will be used to present to potential buyers of Ubiquity’s proprietary mobile solution. Ubiquity will provide all development support of Sprocket and will help AMTEC establish Sprocket throughout Asia. The parties intend to proceed to execute definitive documents for this transaction, but there can be no assurance that such agreements will be agreed upon by the parties and that the transaction will be finalized. See the Company's 8-K filed on August 12, 2014 for additional information.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

ZUUS Media, Inc. - Pending Term Sheet

On January 27, 2014, the Company entered into a term sheet, proposing an asset purchase transaction with ZUUS Media, Inc., a privately-held Delaware corporation (“ZUUS”). ZUUS is a media start-up that operates ZUUS, a cross-platform, music video multi-channel. Pursuant to the Term Sheet, Ubiquity will purchase all the assets of ZUUS, including but not limited to all accounts receivable, tangible and intangible property (including intellectual property), and contracts, for an aggregate value of $30,000,000 to be paid in the Company’s restricted common stock, with the price per share to be determined on or as of the date of the closing of the Proposed Transaction. The term sheet expired without a formal agreement being entered into.

Stray Angel Films - Pending Term Sheet

On February 4, 2014, the Company entered into a term sheet, proposing an asset purchase transaction with Stray Angel Films, a privately-held Nevada corporation (“Stray Angel”). Stray Angel is a digital motion picture rental, production, and production services company founded in 2003. Pursuant to the Term Sheet, Ubiquity will purchase all the assets of Stray Angel, including but not limited to all accounts receivable, tangible and intangible property (including production facilities and equipment, office equipment and supplies, intellectual property, and all other property used in connection with the Stray Angel business), books and records, licenses and permits, inventory, and goodwill associated with Stray Angel’s business, for an aggregate value of $3,000,000 to be paid in the Company’s restricted common stock, with the price per share to be determined by the average per share price on February 4, 2014. The term sheet expired without a formal agreement being entered into.

Asset Acquisition - Monkey Bars

On April 23, 2014, the Company entered into an asset purchase agreement (the “Monkeybars Agreement”) with Monkeybars Inc. (“Monkeybars”) whereby the Company acquired all of the assets of Monkeybars. In exchange, the Company issued to Monkeybars 1,092,233 shares of restricted common stock, which has an aggregate value of $2,250,000, based upon a market price per share of $2.06 on the date the parties entered into the Monkeybars Agreement. Monkeybars has a music platform that combines a cloud content storage, a sharing application, and social networking search technology. The transaction was completed June 26, 2014, without changes to the original asset purchase agreement. As of the date of these financial statements the shares had not yet been issued.

American Tec Company Limited - Pending Licensing Agreement

On July 18, 2014, the Company entered into a letter of intent with American Tec Company Limited (“Amtec”) to advance the development and distribution of Ubiquity’s Sprocket software and data analytics in Asia. According to the terms of the LOI, AMTEC will assist the Company with the distribution of Sprocket throughout China, Hong Kong, South East Asia, Vietnam and India. AMTEC will further assist in the distribution structure of Sprocket and will identify key buyers that include major technology companies currently operating in the mobile technology space. Ubiquity will develop and deliver a Sprocket model to AMTEC that will be used to present to potential buyers of Ubiquity’s proprietary mobile solution. Ubiquity will provide all development support of Sprocket and will help AMTEC establish Sprocket throughout Asia. The parties intend to proceed to execute definitive documents for this transaction, but there can be no assurance that such agreements will be agreed upon by the parties and that the transaction will be finalized. See the Company's 8-K filed on August 12, 2014 for additional information.

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

While we have made nominal sales of these products to date, we are in the process of developing marketing and commercialization strategies to support those efforts. We do not expect to begin realizing consistent revenue until the later half of 2014.

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

As of June 30, 2014, we have taken the following steps to implement our business plan:

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

Results of Operations

Comparison for the six months ended June 30, 2014 and 2013

Net Revenue

Net revenue, excluding revenues of $250,000 from a related party, were $33,150 for the six months ended June 30, 2014 as compared to $38,987 for the six months ended June 30, 2013, a decrease of $5,837or 15.0%. This decrease is primarily attributable to the Company having historically experienced inconsistent revenue streams. This inconsistency is related to event driven nature of its historical revenue. Going forward management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services; therefore management does not expect inconsistency in its revenue on a gong forward basis.

Total Cost of Sales

Cost of sales was $95,102 for the six months ended June 30, 2014 as compared to $25,382 for the six months ended June 30, 2013 an increase of $69,720 or 274.7%.  The increase is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel.

Gross Profit

Gross profit was $188,048 for the six months ended June 30, 2014 as compared to $13,605 for the six months ended June 30, 2013 an increase of $174,443 or ,1,282.2%. This increase is primarily attributable to licensing the rights to certain technologies and patents to a related party for $250,000 in which minimal costs were recognized. Excluding the related party transaction, the Company's gross loss would have been $61,952 which is primarily related to the Company having historically experienced inconsistent revenue streams whereby certain costs are fixed regardless of whether revenues are being generated or not.

Operating Expenses

Operating expense were $8,238,747 for the six months ended June 30, 2014 as compared to $3,867,793 for the six months ended June 30, 2013 an increase of $4,370,954 or 113.0%. For the six months ended June 30, 2014, operating expense primarily consisted of stock-based compensation of $4,780,646 which is dependent upon when we grant common stock for services and when the services are performed; payroll expense of $955,657 which decreased from the prior like period due to an increase in personnel and salaries for our management team and a decrease in expenses related to issuing stock based compensation instead of cash; professional fees of $832,100 which increased from the prior like period due to significant costs incurred by us in connection with our recent public filings.

Comparison for the three months ended June 30, 2014 and 2013

Net Revenue

Net revenues were $14,100 for the three months ended June 30, 2014 as compared to $15,908 for the three months ended June 30, 2013, a decrease of $1,808 or 11.4%. This decrease is primarily attributable to the Company having historically experienced inconsistent revenue streams. This inconsistency is related to event driven nature of its historical revenue. Going forward management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services; therefore management does not expect inconsistency in its revenue on a gong forward basis.

Total Cost of Sales

Cost of sales was $55,976 for the three months ended June 30, 2014 as compared to $10,181 for the three months ended June 30, 2013 an increase of $45,795 or 449.8%.  The increase is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel.

Gross Profit (Loss)

Gross loss was $41,876 for the three months ended June 30, 2014 as compared to $5,727 for the three months ended June 30, 2013 an decrease of $47,603 or 831.2%. This increase is primarily related to the Company having historically experienced inconsistent revenue streams whereby certain costs are fixed regardless of whether revenues are being generated or not.

Operating Expenses

Operating expense were $5,428,146 for the three months ended June 30, 2014 as compared to $1,784,636 for the three months ended June 30, 2013 an increase of $3,643,510 or 204.2%. For the three months ended June 30, 2014, operating expense primarily consisted of stock-based compensation of $3,444,367 which is dependent upon when we grant common stock for services and when the services are performed; payroll expense of $547,163 which decreased from the prior like period due to stock-based compensation incentives instead of cash; professional fees of $505,545 which increased from the prior like period due to significant costs incurred by us in connection with our recent public filings.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, sales of common stock, revolver borrowings including the use of credit cards, loans from officers, and notes payable.

At June 30, 2014, Ubiquity had cash and cash equivalents of $226,316 as compared to $74,300 as of December 31, 2013, representing an increase of $152,016.

The cash flow used in operating activities increased to $2,985,041 for the six months ended June 30, 2014 compared to $2,655,479 for the six months ended June 30, 2013. Our net loss during the six months ended June 30, 2014 had the biggest impact on our cash used in operating activities as to date we have not generated sufficient revenues to cover our operating expenditures.

The cash flow used in investing activities increased to net cash used of $1,068,910 for the six months ended June 30, 2014, as compared to net cash used of $424,292 for the six months ended June 30, 2013. We continue to expend monies in connection with the development of our intangible assets on an as needed basis. In addition, we increased our loans to related parties during the six months ended June 30, 2014 due to company projects being expanded.

The cash flow provided by financing activities increased to net cash provided of $4,205,967 for the six months ended June 30, 2014, as compared to net cash provided of $3,060,252 for the six months ended June 30, 2013. Due to the loss from operations we continue to raise capital through the sales of our common stock in order to fund operations. Capital is raised on an as needed basis.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended June 30, 2014 and fiscal year ended December 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 4. Controls and Procedures.

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2014 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We engaged a third party that specializes in technical accounting and financial reporting to assist us in preparation of our quarterly and annual financial statements and to assist us in documenting our internal controls. However, for the foreseeable future due to our limited accounting personnel we will continue to have limited segregation of duties.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 27, 2014, Think Design Media, Inc. ("TDM"), filed a lawsuit against the Company claiming breach of a December 2013 consulting contract.  TDM disputes the Company's cancellation of the consulting agreement for non-performance.  The estimated range of loss by the Company ranges from $0 to $460,000 which consists of the remaining monthly payments per the agreement plus the maximum amount of bonuses in which could have been earned under the contract. The Company believes that the lawsuit is without merit and that the contract was cancelled within the terms of the agreement and thus no provision for loss has been recorded as it is not probable. In July 2014, the Company filed a notice of demurrer requesting dismissal of the lawsuit as Think Design Media Inc.’s corporate status was suspended in November of 2013 and is not qualified to bring an action.

In July of 2014 Ubiquity Inc. (“Ubiquity”) filed an action against Think Mobile Inc. (“Think Mobile”) and its principals alleging breach of contract and conversion among other causes of action. Ubiquity’s claims relate to a breach of the January 2014 agreement by and between Ubiquity and Think Mobile whereby Ubiquity agreed to release the balance of the purchase price from escrow in exchange for Think Mobile’s promise to complete its delivery of certain assets. As a result of Think Mobile’s breach, Ubiquity incurred damages and costs associated with finalizing the development of the purchased asset to be determined at time of trial.

Item 1A. Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

558,426 shares were issued in the quarter ended June 30, 2014 to approximately 15 accredited investors as defined in Rule 506 of Regulation D promulgated under the Securities Act for a total of $498,500. In addition, proceeds of $2,129,705 were received from two accredited investors as defined in Rule 506 of Regulation D promulgated under the Securities Act in which the shares have not been issued.

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

The Company issued 468,329 shares of common stock to two people for services during the quarter ended June 30, 2014. The shares were valued at a total value of $3,421,867.

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

Ubiquity Broadcasting Corporation
By:	/s/ Christopher Carmichael
Christopher Carmichael
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated:	August 14, 2014

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated:	August 14, 2014

