Form 10-Q
period 2014-09-30
UBIQUITY, INC.
filed 2014-11-14
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014.

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

Yes  ☒ No  ☐

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

As of November 7, 2014, there were 103,076,911 shares of common stock, $0.001 par value issued and outstanding.

 UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2014

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

2

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$255,146	$74,300
Accounts receivable, net	47,105	38,105
Accounts receivable - related party	100,000	-
Prepaid expenses	148,142	121,275
Loans receivable - related parties	1,351,043	563,732
Other current assets	191,182	191,182
Total current assets	2,092,618	988,594

Property and equipment, net	880,833	1,003,546
Other assets:
Other assets	53,493	-
Intangible assets, net	16,123,569	14,151,440
Total assets	$19,150,513	$16,143,580

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable	$454,570	$756,316
Accrued expenses	3,121,343	2,450,601
Credit cards payable	448,923	482,635
Loans payable - related parties	175,000	7,000
Total current liabilities	4,199,836	3,696,552
Total liabilities	4,199,836	3,696,552

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 800,000,000 shares authorized, 100,907,340 and 92,069,199 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	100,907	92,069
Additional paid-in capital	141,248,605	126,142,077
Common stock to be issued	250,000	-
Deferred stock-based compensation	-	(312,500)
Accumulated deficit	(126,648,835)	(113,474,618)
Total stockholders' equity	14,950,677	12,447,028
Total liabilities and stockholders' equity	$19,150,513	$16,143,580

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Revenues	$29,585	$19,800	$62,735	$58,787
Revenues - related party	-	-	250,000	-
	29,585	19,800	312,735	58,787

Costs of sales	45,712	41,845	140,814	110,923
Gross profit (loss)	(16,127)	(22,045)	171,921	(52,136)

Operating expenses:
Meals and entertainment	7,696	10,626	42,967	32,934
Marketing	74,564	30,627	135,506	66,653
Outside services	9,605	54,469	35,371	349,945
Payroll expense	928,874	388,288	1,884,501	1,414,006
Stock-based compensation	2,769,660	814,720	7,550,306	1,541,430
Office and computer	159,432	37,570	305,656	118,450
Professional fees	446,635	358,237	1,278,735	964,903
Rent	153,115	90,867	404,398	301,245
Travel	61,645	33,718	246,989	66,585
Taxes	6,798	2,023	9,109	2,023
Charitable contributions	15,708	36,016	41,173	41,016
Bad debt expense	-	-	-	-
Depreciation and amortization	413,352	400,315	1,183,806	948,106
Other operating expenses	60,307	68,549	227,621	302,826
Total operating expenses	5,107,391	2,326,025	13,346,138	6,150,122

Operating loss	(5,123,518)	(2,348,070)	(13,174,217)	(6,202,258)

Loss before provision for income taxes	(5,123,518)	(2,348,070)	(13,174,217)	(6,202,258)

Provision for income taxes	-	-	-	-

Net loss	$(5,123,518)	$(2,348,070)	$(13,174,217)	$(6,202,258)

Net loss per share: basic and diluted	$(0.05)	$(0.03)	$(0.14)	$(0.10)
Weighted average number of shares outstanding: basic and diluted	98,602,314	68,389,395	95,916,769	64,131,511

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,174,217)	$(6,202,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,183,806	948,106
Stock-based compensation	7,550,306	1,541,430
Changes in operating assets and liabilities:
Accounts receivable	(9,000)	(5,250)
Accounts receivable - related party	(100,000)	-
Prepaid expenses	(26,867)	(65,432)
Other current assets	-	(134,879)
Accounts payable	(301,746)	(337,857)
Accrued expenses	670,742	487,361
Credit cards payable	(33,712)	44,000
Net cash used in operating activities	(4,240,688)	(3,724,779)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to related parties	(787,311)	-
Purchase of property and equipment	(47,702)	(254,633)
Other assets	(53,493)	-
Acquisition of intangible assets	(735,520)	(353,502)
Net cash used in investing activities	(1,624,026)	(608,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from loan payable - related party	168,000	-
Equity issuance costs	(443,018)	(375,126)
Proceeds from sale of common stock	6,320,578	5,467,918
Net cash provided by financing activities	6,045,560	5,092,792

Change in cash and cash equivalents	180,846	759,878
Cash and cash equivalents, beginning of period	74,300	118,663
Cash and cash equivalents, end of period	$255,146	$878,541

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Value of common shares issued for assets	$2,250,000	$5,400,000
Common stock issued and recorded as deferred compensation	$-	$654,030

See accompanying notes to financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Reverse Merger

As previously reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013. On March 5, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Broadcasting Corporation, a privately held Delaware corporation (“Ubiquity-DE”), and Ubiquity Acquisition Corp., a newly formed, wholly-owned Nevada subsidiary of ours (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into Ubiquity-DE, and Ubiquity-DE, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”). A condition to the closing of the merger was that the Company shall have received an audit report of Ubiquity-DE with respect to its two most recently completed fiscal years from an independent accounting firm that is registered with the Public Company Accounting Oversight Board. Ubiquity-DE received an audit report by Silberstein Ungar, PLLC dated September 20, 2013. Accordingly, the merger closed on September 20, 2013. As a result of the Merger, the Company ceased its prior operations, which were insignificant and became a multimedia company focused on the intersection of cloud-based cross platform applications synchronized across all screens for enhancing the digital lifestyle.

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

As of September 30, 2014 and December 31, 2013, we did not have any level 1, 2, or 3 assets or liabilities.

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

Earnings Per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three and nine months ended September 30, 2014 and 2013 since their effect is anti-dilutive.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Commissions	$46,309	$46,309
Short term deposits	39,433	34,003
Legal	53,770	39,833
Miscellaneous	8,630	1,130
Total prepaid expenses	$148,142	$121,275

NOTE 4 - PROPERTY AND EQUIPMENT

The Company owned equipment recorded at cost which consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Machinery and equipment	$477,104	$477,104
Office equipment	879,752	879,450
Leasehold improvements	641,599	594,199
Subtotal	1,998,455	1,950,753
Accumulated depreciation	(1,117,622)	(947,207)
Property and equipment, net	$880,833	$1,003,546

Depreciation expense was $170,415 and $224,962 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company has capitalized costs in relation to developing and acquiring intangible assets, which consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Patents and trademarks	$7,989,782	$7,311,156
Data compression	623,628	623,628
Website	2,503,308	2,503,308
Invicta immersive property	2,392,505	2,392,505
Think Mobile Giftsender	2,599,694	2,542,800
Think Media	400,000	400,000
Biznexion	216,400	216,400
Digital Magazine	2,028,000	2,028,000
Monkeybars	2,250,000	-
Goodwill	972,000	972,000
Subtotal, intangible assets	21,975,317	18,989,797
Accumulated amortization	(5,851,748)	(4,838,357)
Intangible assets, net	$16,123,569	$14,151,440

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

Amortization expense for all intangible assets was $1,013,391 and $723,144 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Salaries and wages	$1,911,893	$1,453,884
Payroll and other taxes	1,151,969	984,831
Interest	11,886	11,886
Accrued rent	45,595	-
Total accrued expenses	$3,121,343	$2,450,601

NOTE 7 - RELATED PARTY TRANSACTIONS

Compensation Related

The Company paid or accrued bonuses related to equity raises of $443,018 and $375,126 to two officers during the nine months ended September 30, 2014 and 2013, respectively. These officers receive percentages of 5% and 1.5% for all monies obtained through capital raises.

The Company's Chief Executive Officer, Christopher (“Chris”) Carmichael, has accrued salary and directors compensation of $1,443,436 and $1,053,398 as of September 30, 2014 and December 31, 2013, respectively, resulting in part from previous work done for the Company and from his new salary as President and CEO. On December 20, 2013, effective January 1, 2014, the Board of Directors approved to increase Chris Carmichael's annual salary to $525,000 and an annual grant of 171,429 options. The options were accounted for on December 20, 2013 when they were granted.

Senior Executive Vice President Connie Jordan had accrued salary, and directors pay of $185,964 and $181,743 as of September 30, 2014 and December 31, 2013, respectively, resulting in part from previous work done for the Company and from her salary as SEVP.

The Company provides compensation for the members of the board of directors. During the nine months ended September 30, 2014, the Company accrued $205,000 in such compensation which is included within accrued expenses on the accompanying consolidated balance sheet.

During the nine months ended September 30, 2014, the Company granted a new member of the board of directors 331,900 shares of common stock. The shares were valued at $2,369,766 based upon the closing market price of the Company's common stock on the date of performance, which was the date assigned to the board of directors.

Loans Payable - Related Parties

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael Family are up to $800,000 per month.

The Company had certain note payables outstanding to related parties as of September 30, 2014 and December 31, 2013. Chris Carmichael was owed $175,000 and $7,000 as of September 30, 2014 and December 31, 2013, respectively. The amounts are unsecured, incur interest at 8% per annum and due on demand.

In February 2014, the Company received a $50,000 loan from a shareholder. The proceeds from the loan were used for operations and were expected to be paid back on demand. No formal terms were ever entered into in connection with the loan. During the nine months ended September 30, 2014, the Company repaid the $50,000 loan and an additional $5,000 which was accounted for as interest expense.

Licensing and Revenues

On August 30, 2010, Ubiquity entered into three separate Patent Licensing Agreements with Sponsor Me, Inc., for the License of the “Immersive Advertising Patent” in the amount of $250,000, another agreement for the license of the “Lifestyle Portal” Patent in the amount of $250,000, and also a Lifestyle Portal Web and Mobile Development reimbursement agreement for the production of the Sponsor Me, Inc. web and mobile site. The balance due on these agreements was $190,915 and $190,915 as of September 30, 2014 and December 31, 2013, respectively, and included with other current assets on the accompanying balance sheets. The Companies are related due to common shareholders including officers and directors of the Company.

On February 19, 2014, the Company entered into a Patent Licensing Agreements with Sponsor Me, Inc., for the non-exclusive license of the intellectual products “Internet Protocol Television” in the amount of $250,000. The balance due on this agreement was $100,000 as of September 30, 2014 and is recorded as accounts receivable - related party. The Companies are related due to common shareholders including officers and directors of the Company.

Loans Receivable - Related Parties

As of September 30, 2014 and December 31, 2013, amounts due from a company controlled by an officer, owed the Company $1,062,559 and $437,812, respectively. The amount is unsecured, does not incur interest and is due on demand.

As of September 30, 2014 and December 31, 2013, amounts due from an employee, owed the Company $288,484 and $125,920, respectively. The amount is unsecured, does not incur interest and is due on demand.

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

Preferred Stock

During the nine months ended September 30, 2013, 600,000 shares of Preferred Stock were converted into 685,714 shares of common stock.

Proceeds from Sales of Common Stock

During the nine months ended September 30, 2014 and 2013, the Company issued 6,616,372 and 3,976,939 shares of common stock for cash proceeds of $6,070,578 and $5,467,918, respectively. Equity issuance costs related to the stock issuances, as discussed above, were $443,018 and $375,126 for the nine months ended September 30, 2014 and 2013, respectively. In addition, as of September 30, 2014, the Company received cash proceeds of $250,000 in which the shares of common stock have not been issued.

Common Stock issued for Services

During the nine months ended September 30, 2014, the Company issued 999,872 shares of common stock for services. The Company determined the value of such shares to be $6,820,806 for the nine months ended September 30, 2014 based upon the fair market value of the Company's common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

On March 22, 2013, the Company entered into an agreement to retain a new co-chairman of the board. The agreement granted 71,429 shares of common stock valued at $8.75 per share for services to be rendered over a twelve month period. In July 2013, the agreement was amended to grant an additional 71,429 shares for services through February 2014. The value of the shares was being amortized over the period of service and accounted for as deferred stock-based compensation. Amortization of deferred stock-based compensation during the nine months ended September 30, 2014 and 2013 was $312,500 and $814,720, respectively. As of September 30, 2014, all deferred stock-based compensation had been fully amortized.

Options

On February 1, 2013, the Company granted 71,429 stock options valued at $726,710 with exercise prices of $14.00. The options were valued on the grant dates using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97%, risk-free interest rates of 0.88% and expected lives of 60 months. The options were fully expensed as of September 30, 2013.

On May 22, 2014, the Company granted 51,147 stock options to its CEO valued at $417,000 with an exercise price of $4.07. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 172%, risk-free interest rates of 0.12% and expected life of 60 months. The options were fully vested and expensed as of September 30, 2014.

The Company had the following options outstanding as of September 30, 2014 and December 31, 2013:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2013	1,850,234	$9.87
Granted	51,147	4.07
Exercised	-	-
Expired	-	-
Balance, September 30, 2014	1,901,381	$9.71

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On October 7, 2010, Ubiquity Broadcasting Corporation entered into a 5 year lease for a new building in the city of Irvine, CA. In July 2014, the Company revised their lease agreement for additional square footage. Under the terms of the revised lease agreement, commencing on September 1, 2014 the minimum monthly rent will be $40,953. In addition, the revised lease agreement includes annual rent increases through expiration of January 20, 2020 and other incentives. As of September 30, 2014, the Company recorded accrued rent of $45,595 , in connection with straight ling the rent expense.

On December 10, 2008, Space 150, LLC and Ubiquity agreed to a payment arrangement for the final award as follows: $60,000 was paid on December 10, 2008 at the signing of the agreement and the remaining balance is to be paid out as $45,000 payable at the end of every quarter commencing March 31, 2009 and concluding March 31, 2014. Per the payment agreement Ubiquity retains the right to the website and will be delivered all of the source code and work done on the website, subsequently, Space 150 will transfer the domain names “we-av.net” and “we-av.com” upon completion of the agreement. Of the final award $614,308 was booked as the website asset, $352,661 was booked as legal fees incurred in 2008, and $42,003 was booked as interest respectively as an expense in the 2008 fiscal year. As of September 30, 2014 and December 31, 2013, Ubiquity owed Space 150, LLC $0 and $93,362, respectively. The amounts were personally guaranteed by Chris and Connie Carmichael.

At the time of death of the former President of Ubiquity Broadcasting Corporation, Gregory Crotty had accrued $93,743 in salary, 22,857 Common Shares of Ubiquity Broadcasting Corporation, and had 200,929 options to purchase Ubiquity Broadcasting Corporation Common Shares at $5.25 per share. He also had 42,857 shares of common stock issued in his name. Ubiquity will have to issue these shares and pay the balance of his accrued salary to the proper beneficiary once established. As of September 30, 2014, an established beneficiary has yet to be named. All 200,929 options expired as of December 31, 2011 and are not included in total options outstanding.

During the first quarter of 2013, the EDD California Employment department notified the Company with an assessment of our independent contractors that the Company may have to pay additional taxes based on our independent contractor payments for a total contingent liability of $305,885. The Company filed a formal petition as of April 22, 2013 and has not heard back on any formal final ruling. As of September 30, 2014 and December 31, 2013, the Company has not recorded a provision for the assessment as they do not believe the independent contractors meet the definition of an employee.

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

On July 28, 2014, a complaint was filed by the Company as the Plaintiff against Think Mobile, Inc., Carlos E. Orellana and Ivano Stamegna (together, the “TGS Defendants”), in the Superior Court of California, County of Orange (Case No. 30-2014-00736685-CU-CO-CJC). The complaint alleges that on July 12, 2013, the TGS Defendants and the Company entered into an Asset Purchase Agreement for the purchase of the The Gift Sender mobile application (the “TGS Agreement”). The Company alleges that the terms of the TGS Agreement were violated by the TGS Defendants and the TGS Defendants failed to enter into the Agreement in good faith. The Company believes that the TGS Defendants’ actions constitute a breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent inducement, intentional interference with contractual relations, intentional interference with prospective economic advantage and conversion.

On September 25, 2014, a complaint was filed by the Company as the Plaintiff against Think Design Media, Inc., Biznexion, Inc., Acosta Investments, LLC, Carlos Orellana, Ivano Stamegna, Roney Lopez, Anthony Cesare, Jenny Giraldo, Liz Mendoza, Daniel Saavedra, Virginia Hernandez, Karla Santin, Jorge Ramos, Carlos Costantini and Mariano Alvarez (together, the “TDM Defendants”), in the Superior Court of California, County of Orange (Case No. 30-2014-00746250-CU-FR-CJC). The complaint alleges that the Company and Think Design Media entered into an Asset Purchase Agreement on July 12, 2013 for the purchase of all of Think Design Media’s assets, including all of its proprietary mobile phone application software, software platforms, and websites (the “TDM Agreement”). Also on July 12, 2013, the Company entered into an Asset Purchase Agreement with Biznexion for the purchase of all of Biznexion’s assets (“BI Agreement). On September 30, 2013, the Company entered into an Asset Purchase Agreement with Acosta Investments (“AI”) and Carlos Orellana for all of AI and Orellana’s assets (“AI Agreement” and together with the BI Agreement and TDM Agreement, the “Agreements”). The Company alleges that the TDM Defendants never had any intention to fulfill the terms of the Agreements and instead improperly acquired and disclosed the Company’s trade secrets. The Company believes that the Defendants’ actions constitute fraud, conversion, misappropriation of trade secrets, trademark infringement, breach of contract, fraudulent transfer, unfair competition, and violation of the Racketeer Influenced and Corrupt Organizations Act.

On October 10, 2014, the Company was served with a complaint filed on June 13, 2014 by a former consultant against the Company, in the Superior Court of Arizona, Maricopa County. The complaint alleges that the consultant was to receive warrants to purchase 1,142,857 shares of common stock as a commencement fees for services in which commenced on December 15, 2006. The Company believes the claim is without merit, in addition, the statute of limitations has passed. The Company doesn't believe that a loss is probable and no accrual for loss contingency has been made.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Company issued approximately 2,112,428 shares of common stock for cash proceeds of $645,000.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Overview

Ubiquity, Inc. (the “Company,” “Ubiquity,”, “We,” or “Us”), f/k/a Ubiquity Broadcasting Corporation, was incorporated in the State of Nevada on December 2, 2011. On March 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), and Ubiquity Broadcasting Corporation, a Delaware corporation (“Ubiquity-DE”).

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

Gift Sender is an application that lets people purchase, send, redeem, or swap a gift card on a mobile device. In 2012 over $100 billion was spent on gift cards in the US. Mobile gift cards offer significant benefits over the old plastic cards. They can be saved in a "wallet" on the owner's mobile device, they can display real-time balance information, and they can be bought and sent without having to travel to a physical location like a grocery store to make the purchase.

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

While we have made nominal sales of these products to date, we are in the process of developing marketing and commercialization strategies to support those efforts. We do not expect to begin realizing consistent revenue until the latter half of 2014.

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

As of September 30, 2014, we have taken the following steps to implement our business plan:

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

 Results of Operations

Comparison for the nine months ended September 30, 2014 and 2013

Net Revenue

Net revenue, excluding revenues of $250,000 from a related party, were $62,735 for the nine months ended September 30, 2014 as compared to $58,787 for the nine months ended September 30, 2013, an increase of $3,948 or 6.7%. This increase is primarily attributable to the Company having historically experienced inconsistent revenue streams. This inconsistency is related to event driven nature of its historical revenue. Going forward management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services; therefore management does not expect inconsistency in its revenue on a gong forward basis.

Total Cost of Sales

Cost of sales was $140,814 for the nine months ended September 30, 2014 as compared to $110,923 for the nine months ended September 30, 2013 an increase of $29,891 or 26.9%.  The increase is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel.

Gross Profit

Gross profit was $171,921 for the nine months ended September 30, 2014 as compared to gross loss of $52,136 for the nine months ended September 30, 2013 an increase of $224,057 or 429.8%. This increase is primarily attributable to licensing the rights to certain technologies and patents to a related party for $250,000 in which minimal costs were recognized. Excluding the related party transaction, the Company's gross loss would have been $78,079 which is primarily related to the Company having historically experienced inconsistent revenue streams whereby certain costs are fixed regardless of whether revenues are being generated or not.

Operating Expenses

Operating expense were $13,346,138 for the nine months ended September 30, 2014 as compared to $6,150,122 for the nine months ended September 30, 2013 an increase of $7,196,016 or 117.0%. For the nine months ended September 30, 2014, operating expense primarily consisted of stock-based compensation of $7,550,306, which is dependent upon when we grant common stock for services and when the services are performed; payroll expense of $1,884,501 which increased from the prior like period due to an increase in personnel and salaries for our management team; professional fees of $1,278,735 which increased from the prior like period due to significant costs incurred by us in connection with our recent public filings and legal costs in connection with recent lawsuits filed.

Comparison for the three months ended September 30, 2014 and 2013

Net Revenue

Net revenues were $29,585 for the three months ended September 30, 2014 as compared to $19,800 for the three months ended September 30, 2013, an increase of $9,785 or 49.4%. This increase is primarily attributable to the Company having historically experienced inconsistent revenue streams. This inconsistency is related to event driven nature of its historical revenue. Going forward management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services; therefore management does not expect inconsistency in its revenue on a gong forward basis.

Total Cost of Sales

Cost of sales was $45,712 for the three months ended September 30, 2014 as compared to $41,845 for the three months ended September 30, 2013 an increase of $3,867 or 9.2%.  The increase is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel.

Gross Profit (Loss)

Gross loss was $16,127 for the three months ended September 30, 2014 as compared to gross loss of $22,045 for the three months ended September 30, 2013 a decrease of $5,918 or 26.8%. This decrease is primarily related to the Company having historically experienced inconsistent revenue streams whereby certain costs are fixed regardless of whether revenues are being generated or not.

Operating Expenses

Operating expense were $5,107,391 for the three months ended September 30, 2014 as compared to $2,326,025 for the three months ended September 30, 2013 an increase of $2,781,366 or 119.6%. For the three months ended September 30, 2014, operating expense primarily consisted of stock-based compensation of $2,769,660 which is dependent upon when we grant common stock for services and when the services are performed; payroll expense of $928,874 which decreased from the prior like period due to stock-based compensation incentives instead of cash; professional fees of $446,635 which increased from the prior like period due to significant costs incurred by us in connection with our recent public filings and legal costs in connection with recent lawsuits filed.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, sales of common stock, revolver borrowings including the use of credit cards, loans from officers, and notes payable.

At September 30, 2014, Ubiquity had cash and cash equivalents of $255,146 as compared to $74,300 as of December 31, 2013, representing an increase of $180,846.

The cash flow used in operating activities increased to $4,240,688 for the nine months ended September 30, 2014 compared to $3,724,779 for the nine months ended September 30, 2013. Our net loss during the nine months ended September 30, 2014 had the biggest impact on our cash used in operating activities as to date we have not generated sufficient revenues to cover our operating expenditures.

The cash flow used in investing activities increased to net cash used of $1,624,026 for the nine months ended September 30, 2014, as compared to net cash used of $608,135 for the nine months ended September 30, 2013. We continue to expend monies in connection with the development of our intangible assets on an as needed basis. In addition, we increased our loans to related parties during the nine months ended September 30, 2014 due to company projects being expanded.

The cash flow provided by financing activities increased to net cash provided of $6,045,560 for the nine months ended September 30, 2014, as compared to net cash provided of $5,092,792 for the nine months ended September 30, 2013. Due to the loss from operations we continue to raise capital through the sales of our common stock in order to fund operations. Capital is raised on an as needed basis.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended September 30, 2014 and fiscal year ended December 31, 2013, which are contained in the Company’s 2013 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

In July of 2014, the Company filed an action against Think Mobile Inc. (“Think Mobile”) and its principals alleging breach of contract and conversion among other causes of action. Ubiquity’s claims relate to a breach of the January 2014 agreement by and between Ubiquity and Think Mobile whereby Ubiquity agreed to release the balance of the purchase price from escrow in exchange for Think Mobile’s promise to complete its delivery of certain assets. As a result of Think Mobile’s breach, Ubiquity incurred damages and costs associated with finalizing the development of the purchased asset to be determined at time of trial.

On July 28, 2014, a complaint was filed by the Company as the Plaintiff against Think Mobile, Inc., Carlos E. Orellana and Ivano Stamegna (together, the “TGS Defendants”), in the Superior Court of California, County of Orange (Case No. 30-2014-00736685-CU-CO-CJC). The complaint alleges that on July 12, 2013, the TGS Defendants and the Company entered into an Asset Purchase Agreement for the purchase of the The Gift Sender mobile application (the “TGS Agreement”). The Company alleges that the terms of the TGS Agreement were violated by the TGS Defendants and the TGS Defendants failed to enter into the Agreement in good faith. The Company believes that the TGS Defendants’ actions constitute a breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent inducement, intentional interference with contractual relations, intentional interference with prospective economic advantage and conversion.

On September 25, 2014, a complaint was filed by the Company as the Plaintiff against Think Design Media, Inc., Biznexion, Inc., Acosta Investments, LLC, Carlos Orellana, Ivano Stamegna, Roney Lopez, Anthony Cesare, Jenny Giraldo, Liz Mendoza, Daniel Saavedra, Virginia Hernandez, Karla Santin, Jorge Ramos, Carlos Costantini and Mariano Alvarez (together, the “TDM Defendants”), in the Superior Court of California, County of Orange (Case No. 30-2014-00746250-CU-FR-CJC). The complaint alleges that the Company and Think Design Media entered into an Asset Purchase Agreement on July 12, 2013 for the purchase of all of Think Design Media’s assets, including all of its proprietary mobile phone application software, software platforms, and websites (the “TDM Agreement”). Also on July 12, 2013, the Company entered into an Asset Purchase Agreement with Biznexion for the purchase of all of Biznexion’s assets (“BI Agreement). On September 30, 2013, the Company entered into an Asset Purchase Agreement with Acosta Investments (“AI”) and Carlos Orellana for all of AI and Orellana’s assets (“AI Agreement” and together with the BI Agreement and TDM Agreement, the “Agreements”). The Company alleges that the TDM Defendants never had any intention to fulfill the terms of the Agreements and instead improperly acquired and disclosed the Company’s trade secrets. The Company believes that the Defendants’ actions constitute fraud, conversion, misappropriation of trade secrets, trademark infringement, breach of contract, fraudulent transfer, unfair competition, and violation of the Racketeer Influenced and Corrupt Organizations Act(RICO).

On October 10, 2014, the Company was served with a complaint filed on June 13, 2014 by a former consultant against the Company, in the Superior Court of Arizona, Maricopa County. The complaint alleges that the consultant was to receive warrants to purchase 1,142,857 shares of common stock as a commencement fees for services in which commenced on December 15, 2006. The Company believes the claim is without merit, in addition, the statute of limitations has passed. The Company doesn't believe that a loss is probable and no accrual for loss contingency has been made.

Item 1A. Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

4,032,115 shares were issued in the quarter ended September 30, 2014 to approximately 15 accredited investors as defined in Rule 506 of Regulation D promulgated under the Securities Act for a total of $3,825,446. In addition, proceeds of $250,000 were received from one accredited investor as defined in Rule 506 of Regulation D promulgated under the Securities Act in which the shares have not been issued.

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

The Company issued 410,000 shares of common stock to two people for services during the quarter ended September 30, 2014. The shares were valued at a total value of $2,352,660.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ubiquity Broadcasting Corporation
By:	/s/ Christopher Carmichael
Christopher Carmichael
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Dated:	November 14, 2014

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated:	November 14, 2014

