Form 10-K
period 2014-12-31
UBIQUITY, INC.
filed 2015-04-15
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-179738

Ubiquity, Inc.
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
(Title of class) Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒    No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: $20,246,400.

Number of the issuer’s common stock outstanding as of:  April 10, 2015 -  124,503,084.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Ubiquity, Inc. and our wholly-owned subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item 1. Business

Ubiquity, Inc. (“Ubiquity” or the “Company”) creating IoT (“Internet of Things”) for emerging businesses in social, mobile, analytics, & cloud, is a leader in Multiscreen as a Service (“MaaS”) creating a comprehensive “full stack” engagement platform for multiscreen application environments. The Company is the first fully integrated enterprise platform that enables brands to capture, engage, manage and monetize their “anywhere, anytime” users. Ubiquity’s intellectual property and unique cloud-based technology combines MaaS with SaaS (Software as a Service) to enable its customers to structure their content and data in a mobile cloud to deliver innovative user experiences to their multiscreen communities and audiences worldwide. The Company’s products and services include the Sprocket Platform with a uniform comprehensive warehouse data analytics format, GiftSender a mobile wallet, Monkey Bars a social mobility distribution platform, and proprietary video intelligence software. The Company sells to small and mid-size businesses (“SMB”), digital media, education, enterprise, and government customers. The Company is a Nevada Corporation originally established in 2007.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative products and services. The Company’s business strategy leverages its unique ability to design and develop its own proprietary platforms, software applications, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design. The Company believes continual investment in research and development, marketing and advertising is critical to the development and sale of innovative products and technologies. As part of its strategy, the Company continues to expand its platform for the discovery and delivery of third-party digital content and applications. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company’s strategy also includes expanding its distribution network to effectively reach more customers and to serve as a gateway for new business opportunities worldwide.

Ubiquity Products and Services

UBIQUITY PRODUCTS

Sprocket

The Sprocket Platform Multiscreen as a Service (“MaaS”) is a vertical and highly scalable engagement platform which leverages single sign on with data capturing and customized content aggregation along with integrated global search to create dynamic analytics and business intelligence that is proprietary to its product offerings. The Sprocket Platform enables seamless navigation, immersive content interaction with a convenient interactive dashboard automated processes, and point-and-click simplicity. The platform also provides a comprehensive back end database that intelligently collects opt in application user information. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Sprocket Platform is complete and is currently being offered to enterprise and white-label customers.

GiftSender

GiftSender is a mobile wallet with a dynamic social user engagement platform “MaaS” leveraging the Sprocket platform that powers mobile distribution of digital gift cards, digital payments and transfers. Fully integrated with iOS and Android native mapping, GiftSender geo-target’s consumers allowing for targeted push notifications, giveaways, coupons, rewards and loyalty programs, and discounts customized based on the users profile data providing a new level of customer brand interaction and engagement. GiftSender delivers rich analytics so the brands have the tools to better understand their customers’ needs and spending habits and are able to measure the success of their campaign. GiftSender was successfully beta tested in iOS and Android platforms in the last quarter of 2014. The Company offers this platform to enterprise and OEM customers.

Monkeybars

Monkeybars is a social mobility distribution platform “MaaS” utilizing the Sprocket platform that enables artists to upload and sell their content and reward their fans/followers for buying and sharing the content. The fan becomes the grassroots digital street team for the artists in a very unique way. The artist decides how much they want to sell their content for and how much of the revenue they want to share with the fans. Never before have artist and fans been able to work together to distribute content and share in the revenue in a unique partnership. The platform also provides a comprehensive back end database that intelligently collects opt in application user information. The application was successfully tested on iOS and Android platforms.

Video Search (MOFF)

The Company’s Match Orientation Field Filter (“MOFF”) SaaS software platform specializes in detecting objects and logos that have few artifacts enabling it to perform at a higher degree of efficiently and accuracy than its competition in both live transmissions and video environments. The software utilizes a methodology of detecting geometry over intensity which provides an advantage to our solutions over other products currently in the market.

The company’s object and logo detection software platform “SaaS” provides a semantic understanding by combining edge detection and object tracking to recognize objects and activity within a scene. This allows for the detection of logos, locations and consumer products which can then linked to offers and advertisements. This process can be executed on existing film libraries and/or on new content assets and can be applied to feature films, television programs, and user generated content.

MOFF for intelligent sports television is based on an interactive engagement platform providing the viewer the ability to interact with the programming on a real time basis. Our Video intelligence provides the technology to generate information based on a robust proprietary object and logo detection platform.

MOFF Video Intelligence with object recognition technology, combined with our object tracking methodology offers the ability to detect numbers and names on sport jerseys, helmets, cars, etc. in sports broadcasts. By integrating this technology with existing search and voice recognition technologies, our product can highlight and track a given player in a sports broadcast. As an example, a viewer can instruct the television set to “highlight the running back” in a football game or track the statistics of a certain player.

MOFF also allows for the detection of objects such as guns, tattoos, license plates, and other artifacts that may be of interestin a security, military or law enforcement environment.

In our system we employ effective depth map processing techniques, along with edge detection, components detection and filtering approaches, in order to design a complete image-processing algorithm for efficient object detection of multiple individual objects in a single scene, even in complex scenes with many objects or video noise. The Company is currently offering this technology for licensing to enterprise and government customers.

DIGITAL CONTENT

Ubiquity Studios-Connecting Mobile and Streaming Media

Designed from the ground up for Digital Cinema Production and with the digital lifestyle in mind, Ubiquity’s 32,000 square foot digital media production facility is based in the rapidly growing research center in Irvine, California. Well positioned between LA’s booming film and television industry and Irvine’s expanding technology center. The company utilizes its studios to build content for its digital media, educational, enterprise, and government customers. Ubiquity Studios is a complete digital cinema solution and is ready for professional quality production of feature films, broadcast television properties and digital media.

Current Ubiquity Studio projects include the untitled major motion picture the Queen Mary project, untitled major motion picture the Soccer Project, Sneaker Pimps, What’s Chasing You, Yes Girls, and Wave Warriors are all being developed for multi-screen delivery.

Ubiquity Intellectual Property Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to products and services. The Company has registered or has applied for trademarks and service marks in the U.S. and a number of foreign countries. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

The Company regularly files patent applications to protect inventions arising from its research and development around the world. No single patent or copyright is solely responsible for protecting the Company’s products. The Company believes the duration of its patents is adequate relative to the expected lives of its products.

Patents

Issued Patents:

The following patents have been granted and issued by USPTO:

•	Patent No.US 7,464,344 “Systems and Methods for Immersive Advertising,”
•	Patent No.US 8,533,632 “System and Method for Immersive Advertising,”
•	Patent No.US 8,527,906 “System and Method for Immersive Advertising,”
•	Patent No. US 7,590,556 “System and Method for Providing Lifestyle Specific Information Services, and Products Over a Global Computer Network Such as the Internet”
•	Patent No. US 7,588,180 “Multi-Application Smart Card with Currency Exchange, Location Tracking, and Personal Identification Capabilities,”
•	Patent No.US 7,913,919 “Multi Application Smartcard with Currency Exchange, Location, Tracking and Personal Identification Capabilities,”
•	Patent No.US 8,479,981 “Multi-Application Smart Card with Currency Exchange, Location Tracking, and Personal Identification Capabilities,”
•	Patent No.US 7,953,452 “Cellular Multiscreen System,”
•	Patent No.US 8,265,707 “Cellular Multiscreen System,”
•	Patent No.US 7,996,788 “System and Method for Navigating a Dynamic Collection of Information,”
•	Patent No.Taiwan 351,637 “System and Method for Navigating a Dynamic Collection of Information,”
•	Patent No.US 8,032,113 “Value Added Transaction Gateway for Video Clips,”
•	Patent No. US 8,040,216 “Virtual Entry Assistant Using Automated Greeter” (Virtual Security Guard),
•	Patent No.US 8,155,947, “Multi-Lingual Translation System Using Character Set,”

•	Patent No.US 8,170,239 “Virtual Recording Studio and Virtual Visual Experience Systems,”
•	Patent No.US 8,311,901 “Method and Systems for Distributing products via a wide-area network such as the Internet,”
•	Patent No.US 8,401,083 “Extreme Video Compression over a Fixed Bandwidth Channel,” and
•	Patent No.US 8,467,775 “Digital Data Compression in a Cellular Phone,” and
•	Patent No.US 8,929,434 “Video Enhancement Internet Media Experience.”

Approved Patent Applications:

The following patent applications have been granted and are in the process of being issued by USPTO:

•	Approved Patent Application No. 14/023,137 “System and Method for Immersive Advertising,” and
•	Approved Patent Application No. 13/935,520 “A Multi Application Smartcard with Currency Exchange, Location, Tracking and Personal Identification Capabilities.”

Patent Applications:

The following patent applications have been filed and are in the process of being reviewed by USPTO:

•	Patent Application No. 12/536,358 “System and Method for Providing Lifestyle Specific Information, Services, and Products Over a Global Computer Network Such as the Internet,”
•	Patent Application No. 11/782,448 “Fly Buy Coupon System,”
•	Patent Application No. 11/866,937 “Internet Media Experience Compression Scheme,”
•	Patent Application No. 11/854,454 “Video Transmitting Over Cellular Carrier,”
•	Patent Application No. 13/004,592 “WEAV Video Compression System,”
•	Patent Application No. 13/305,304 “WEAV Video Super Compression System,”
•	Patent Application No. 11/959,076 “Cell Phone with Personalization of Avatar,”
•	Patent Application No. 11/958,343 “Interactive Puzzle Game over a Portable Device,”
•	Patent Application No. 11/852,135 “Mobile Movie Editing System,”
•	Patent Application No. 13/763,800 “My Faves Section for a Website,”
•	Patent Application No. 13/176,313 “Video over Internet to Multiple Display Devices” (IP Streaming),
•	Patent Application No. 12/721,945 “Tagging Video Content,”
•	Patent Application No. 12/753,895 “Medical Scan Clip on for a Portable Device,”
•	Patent Application No. 12/754,339 “On the Go Karaoke,”
•	Patent Application No. 12/860,147 “Message Over Cell Phone System,”
•	Patent Application No. 13/184,687 “Movie Book,”
•	Patent Application No. 13/221,309 “Mobile Gift Card,”
•	Patent Application No. 13/529,735 “Video Cell Phone Messenger,”
•	Patent Application No. 13/535,081 “Web 3.0 Content Aggregation, Delivery and Navigation System,”
•	Patent Application No. 13/890,075 “Intelligent Video System Using Electronic Filter,”
•	Patent Application No. 13/775,462 “Feature Detection Filter Using Orientation Fields (MOFF),”
•	Patent Application No. 13/854,784 “Transmedia Storytelling Tracking and Mapping System,”
•	Patent Application No. 14/061,567 “System and Method for Mobile Gift Distribution,”
•	Patent Application No. 13/920,286 “Digital Data Compression in a Cellular Phone,”
•	Patent Application No. 14/061,567 “System and Method for Mobile Gift Distribution,”

•	Patent Application No. 14/215,670 “Sprocket Shaped User Interface for Navigating a Dynamic Collection of Information ,”
•	Patent Application No. 14/316,578 “Sprocket Shaped User Interface for Navigating a Dynamic Collection of Information Collected by a Gateway Device at User Premises,”
•	Patent Application No. 14/320,442 “Sprocket Shaped User Interface for Navigating a Dynamic Collection of Information on a Mobile Device,” and
•	Patent Application No. 14/177,492 “System and Method for Displaying Data Feeds from Multiple Online Social Networks.”

Customers

The Company sells its products directly to businesses, digital media enterprise, education, and government customers. The Company believes providing direct contact with its customers is an effective way to demonstrate the advantages of its products over those of its competitors.

Competition

The Company is focused on expanding its market opportunities related to mobile communication and media devices. These industries are highly competitive and include several large, well-funded and experienced participants. The Company expects competition in these industries to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses.

The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances. Competitors may include media and social aggregation products from startups and companies in existence today such as, Instagram, Vine Flipboard, Pulse etc., as well as traditional program and grid-guide providers such as Rovi, TV Guide, and Zap2it etc. We may face competition from a number of large companies that have expertise in developing online commerce, content distribution, social networking, online readers, and mobile cross platform products and in facilitating online interaction such as Google, FaceBook, You Tube, Apple, Microsoft, Samsung, Yahoo, Snapchat,American Express and others. The Company expects competition in these industries to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses.

The Company’s future financial condition and operating results depend on the Company’s ability to continue to develop and offer new innovative products and services in each of the markets it competes in.

Marketing and Sales

The Company uses a variety of direct and indirect distribution channels, such as enterprise, white label, OEM customers, direct sales force, and third-party cellular network carriers, licensees, and value-added resellers. The Company believes that sales of its innovative and differentiated products and services are enhanced by knowledgeable salespersons who can convey the value of the platform and software integration, and demonstrate the unique solutions that are available on its products. The Company further believes providing direct contact with its targeted customers is an effective way to demonstrate the advantages of its products over those of its competitors and providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers.

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and to expand the range of its product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Total research and development expense was $916,320 and $299,434 in 2014 and 2013, respectively.

Employees

As of December 31, 2014, the Company has 15 full-time employees.

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

Recent Developments

On March 13, 2015 (the “Effective Date”) Ubiquity, Inc. has entered into a Non-Exclusive Commercial Technology License Agreement (the “License Agreement”) with Sprocket HK Limited (“Sprocket”), a Hong Kong limited liability company. Pursuant to the terms of the Agreement, the Company agreed to grant to Sprocket a domestic and international non-exclusive license to make, use, copy and distribute products and services based upon the technology owned by the Company. Sprocket will also negotiate licenses with third parties, subject to the terms and conditions set forth in the License Agreement. The license grant is conditioned on the parties’ mutual approval of a “Corporate Memo of Understanding” within 30 calendar days from the Effective Date of the License Agreement.

Acquisition of Coversant, Inc.

On January 27, 2015 (“Effective Date”), Ubiquity, Inc. (the “Company”), by and through its wholly owned subsidiary, Ubiquity Merger Sub, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Coversant, Inc. (“Coversant”), a California corporation. Pursuant to the Merger Agreement, Coversant will be merged with Merger Sub, which will be the surviving entity (the “Merger”). On March 19, 2015, the Company, Merger Sub and Coversant consummated and closed the Merger and an Agreement of Merger was submitted to the State of California. Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, the Coversant shares issued and outstanding immediately prior to the Effective Date shall be converted automatically into the right to receive an aggregate of 13,242,334 restricted shares of the Company’s common stock, distributed to the shareholders of Coversant on a pro rata basis.

Coversant is a developer of an "Internet of Things Service Bus" (IoT-SB) which can securely and efficiently connect devices, sensors, and actuators to users, applications and databases for data analysis and process control. Coversant is one of two software platforms in the world that has passed rigorous Defense Information Systems Agency, and placed on the Unified Capabilities Approved Product List (UCAPL). Coversant’s protocol, based on XMPP, is mandated by the Department of Defense for real time communication for voice, video, chat, messaging and presence.

On March 20, 2015, the Company issued a press release announcing that the Company had closed the Merger. A copy of the Company’s press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

Acquisition of Sponsor Me, Inc.

On December 31, 2014, Ubiquity, Inc. (the “Company”), entered into a Share Exchange Agreement (the “Agreement”) with Sponsor Me, Inc. (“Sponsor Me”), a Nevada corporation, a related party. The Effective Date of the transaction was March 31, 2015 (the “Effective Date”) and resulted in the acquisition (the “Acquisition”) of Sponsor Me. Pursuant to the terms of the Agreement, Ubiquity acquired all of the outstanding capital stock of Sponsor Me from the Sponsor Me shareholders for an aggregate of 3,878,467 shares, of 3.59% of the Company’s common stock.

Sponsor Me is a new kind of digital publishing company that combines expert editorial with ecommerce for distribution on mobile and social platforms.

Sponsor Me, Inc. is a related party. Brenden Garrison is the CEO of Sponsor Me and is also the CFO of the Company. On the Closing Date, Christopher Carmichael, Connie Jordan and Brenden Garrison, owning an aggregate of 39,625,000 shall cancel their shares in Sponsor Me, Inc. and shall not receive any shares of Ubiquity, Inc., and all accrued salaries.

As a result of the Agreement, the Sponsor Me shareholders transferred all their interest in Sponsor Me to the Company and, as a result, Sponsor Me became a wholly-owned subsidiary of the Company.

On February 12, 2015, the Board of Directors of Ubiquity, Inc. (the “Company”) approved the execution of an option agreement whereby, Christopher Carmichael agreed to exchange $1,000,000 of his accrued and unpaid salary and directors compensation for 2,561,856 options, at a share price of $0.485 (the “Options”). The options will carry a five (5) year term and vest upon issuance.

The issuance of the Options was completed in accordance with the exemption provided by Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 4(2) of the Securities Act, in that such sale and issuance was made without any public offering to “accredited investors,” as that term is defined under Rule 50

Item 1A.   Risk Factors.

This information is not required for smaller reporting companies.

Item 1B.   Unresolved Staff Comments.

This information is not required for smaller reporting companies.

Item 2.      Properties.

The company is located at 9801 Research Drive, Irvine, CA.

On October 7, 2010, Ubiquity entered into a 5 year lease for a new building in the city of Irvine, CA. In July 2014, the Company revised their lease agreement for additional square footage. Under the terms of the revised lease agreement, commencing on September 1, 2014, the minimum monthly rent will be $40,953. In addition, the revised lease agreement includes annual rent increases through expiration of January 20, 2020 and other incentives.

Item 3.      Legal Proceedings.

Think Design Media, Inc. and Related Entities

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, on May 27, 2014, Think Design Media, Inc. ("TDM"), filed a lawsuit against the Company claiming breach of a December 2013 consulting contract. TDM disputes the Company's cancellation of the consulting agreement for non-performance.

On July 28, 2014, a complaint was filed by the Company as the Plaintiff against Think Mobile, Inc., Carlos E. Orellana and Ivano Stamegna (together, the “TGS Defendants”), in the Superior Court of California. The Company alleged in its complaint causes for breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent inducement, intentional interference with contractual relations, intentional interference with prospective economic advantage and conversion. The Company alleged that the terms of the TGS Agreement were violated by the TGS Defendants and the TGS Defendants failed to enter into the Agreement in good faith.

On September 25, 2014, a complaint was filed by the Company as the Plaintiff against Think Design Media, Inc., Biznexion, Inc., Acosta Investments, LLC, Carlos Orellana, Ivano Stamegna, Anthony Cesare and other defendants in the Superior Court of California, County of Orange. The Company alleged that the TDM Defendants never had any intention to fulfill the terms of the Agreements and instead improperly acquired and disclosed the Company’s trade secrets. The Company alleged in its complaint that the TDM Defendants’ actions constitute fraud, conversion, misappropriation of trade secrets, trademark infringement, breach of contract, fraudulent transfer, unfair competition, and violation of the Racketeer Influenced and Corrupt Organizations Act.

On February 26, 2015, the Company, Think Mobile, Inc., Think Design Media, Inc. and all other parties to the lawsuits submitted to the Superior Court of California, County of Orange a request for dismissal of all actions between the parties, after executing a Confidential Settlement Agreement and Release (the “Agreement”). As part of the Agreement, the lawsuits were settled and the Company obtained a full release from all defendants to such lawsuits.

Other

On October 10, 2014, the Company was served with a complaint filed on June 13, 2014 by a former consultant against the Company, in the Superior Court of Arizona, Maricopa County. The complaint alleges that the consultant was to receive warrants to purchase 1,142,857 shares of common stock as a commencement fees for services in which commenced on December 15, 2006. The Company believes the claim is without merit; in addition, the statute of limitations has passed. The Company does not believe that a loss is probable and no accrual for loss contingency has been made.

Item 4.      Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCQB and OTCBB under the symbol “UBIQ”.

Price Range of Common Stock

The following table sets forth the high and low bid price per share of common stock as reported by the OTCQB and OTCBB for the years ended December 31, 2014 and 2013:

	High	Low
Fiscal Year 2013
First quarter ended March 31, 2013*	$2.20	$.63
Second quarter ended June 30, 2013	$2.29	$.69
Third quarter ended September 30, 2013	$3.19	$1.68
Fourth quarter ended December 31, 2013	$3.31	$2.19

Fiscal Year 2014
First quarter ended March 31, 2014	$9.24	$7.63
Second quarter ended June 30, 2014	$10.00	$6.40
Third quarter ended September 30, 2014	$6.50	$5.15
Fourth quarter ended December 31, 2014	$5.53	$0.52

* The stock began trading on February 26, 2013

The tables above reflect the following stock splits:

On December 6, 2013, there was a 4:1 stock split.

On April 21, 2014 there was a 1:3.5 stock split.

Approximate Number of Equity Security Holders

As of December 31, 2014, there were approximately 957 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From January 1, 2014 through and including December 31, 2014, there were no purchases of equity securities by the issuer and affiliated purchasers.

Recent Sales of Unregistered Securities

Common Stock for Cash Proceeds

For the year ended December 31, 2014, the Company sold 10,501,572 shares for $8,060,178 in proceeds. The shares were sold to accredited investors, as that term is defined in Regulation D of the Securities Act of 1933. The proceeds of the private placement were used for working capital, operating expenses and business development.

Common Stock for Services

During years ended December 31, 2014 and 2013, the Company issued 1,731,965 and 6,512,914 shares of common stock for services. The Company determined the value of such shares to be $11,139,336 and $10,945,910 for the years ended December 31, 2014 and 2013, respectively, with $312,500 of deferred stock-based compensation at December 31, 2013 (see below). The values were based upon the fair market value of the Company's common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

Debt Financing

On November 17, 2014, Ubiquity, Inc. closed a financing transaction by entering into a Purchase Agreement dated November 12, 2014 (the “Purchase Agreement”) with KBM Worldwide, Inc. (the “Purchaser”) for an aggregate principal amount of $204,000 (the “Purchase Price”). Pursuant to the Purchase Agreement, the Company issued an 8% Convertible Promissory Note (the “Note”).

The Note earns an interest rate per annum equal to 8% and has a maturity date of August 14, 2015 (the “Maturity Date”). The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the issuance on this Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount at a conversion price equal to 50% discount to the average of the lowest three (3) trading prices for the Common Stock during the twenty (20) Trading Day period immediately prior the conversion date. The Note Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the Note.  Since the conversion feature is only convertible after six months, there is no derivative liability as of December 31, 2014. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the note is not repaid prior to the note being convertible significant pressure maybe put on the Company's stock price and additional dilution of current shareholders may take place.

In the event of default, (“Event of Default”) the Purchaser has the right to require the Company to repay in cash all or a portion of the Note at a price equal to 150% of the aggregate principal amount of the Note plus all accrued and unpaid interest on the principal amount of this Note. In addition, in the event of a merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event, (“Major Event”) the Purchaser has the option to treat the event as an Event of Default or may immediately convert the remaining balance on the Note and shall be entitled to receive as many shares as the Purchaser would have been entitled to immediately prior to the Major Event.

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

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2014 and 2013 should be read in conjunction with our financial statements, and the notes to those financial statements that are included elsewhere in this Report.

Overview

Ubiquity, Inc.(the “Company,” “We,” or “Us”),  f/k/a Fermo Group, Inc. and Ubiquity Broadcasting Corporation, was incorporated in the State of Nevada on December 2, 2011. On March 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), and Ubiquity Broadcasting Corporation, a Delaware corporation (“Ubiquity-DE”).

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

Business

Ubiquity, Inc. creating IoT (“Internet of Things”) for emerging businesses in social, mobile, analytics, & cloud is a leader in Multiscreen as a Service (“MaaS”) creating a comprehensive “full stack” engagement platform for multiscreen application environments. The company is the first fully integrated enterprise platform that enables brands to capture, engage, manage and monetize their anywhere anytime users. Ubiquity’s intellectual property and unique cloud-based technology combines MaaS with SaaS to enable its customers to structure their content and data in a mobile cloud to deliver innovative user experiences to their multiscreen communities and audiences worldwide. The company’s products and services include the Sprocket Platform with a uniform comprehensive warehouse data analytics format, GiftSender a mobile wallet, Monkey Bars a social mobility distribution platform, and proprietary video intelligence software. The company sells to small and mid-size business (“SMB”), digital media, education, enterprise, and government customers. The company is a Nevada Corporation originally established in 2007.

Plan of Operations

The Company manages its business primarily on operating segments which are generally based on its products and services offered. The Company has determined that is operating segments include Sprocket, GiftSender, Monkeybars, and Video Intelligence. The company expects the nature and location of its customers in the America’s, Canada, Europe, Japan and Asia Pacific including Australia will be managed through its licensees, OEM’s, white-label and partner relationships. The Company is committed to bringing the best user experience to its customers through its innovative products and services. The Company’s business strategy leverages its unique ability to design and develop its own platform, software application, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design.

As of December 31, 2014, we have taken the following steps to implement our business plan:

•	Completed the Acquisition of Monkeybars

•	Completed MVP beta testing of the GiftSender product

•	Completed pilot programs of the Sprocket Platform

•	Continued to develop Intellectual Property around the company’s products and services

Results of Operations

Comparison for the year ended December 31, 2014 and December 31, 2013

Net Revenue

Net revenue was $301,585 and $201,207 for the years ended December 31, 2014 and 2013, respectively. This increase is primarily attributable to the inclusion of $250,000 in related party revenue related to licensing of intellectual products “Internet Protocol Television” to Sponsor Me, Inc. The Company determined the price to be charged to the related party based upon a previous licensing agreement with a third party for similar stage technology. Excluding related party revenue, there was a decrease in net revenue of $149,622. The decrease primarily relates to a decrease in production related revenue of approximately $89,000 and equipment rentals of $28,000. The inconsistency in our revenues is related to event driven nature of our revenue. Going forward management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services; however, until a consistent revenue stream can be generated, management expects inconsistency in its revenue on a go forward basis.

Total Cost of Sales

Cost of sales was $165,047 and $153,884 for the years ended December 31, 2014 and 2013, respectively.  The increase is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel.

Gross profit

Gross profit was $136,538 and $47,323 for the years ended December 31, 2014 and 2013, respectively. This increase is primarily attributable to the related party revenue generated during 2014 which had minimal associated direct costs. Absent said revenue of $250,000, the Company would have incurred as gross loss during 2014 due to the fixed costs described above being higher than third-party revenue generated.

Net Loss

Net Loss was ($27,899,238) and ($51,594,144) for the years ended December 31, 2014 and 2013, respectively. This decrease in the loss is primarily attributable to continuing operations and the reduction in non-cash loss of ($43,921,242) in 2013 to $10,674,401 in 2014, a decrease of $33,246,841 or 75.7%. These charges are a result of the issuance of stock for services, stock compensation, and other equity awards. The Company tries to utilize its stock to pay for services and as an incentive to employees, engineers, and contractors. There were also decreases in outside services and payroll expense of approximately $213,000 and $421,000, respectively. The decrease in these line items primarily relate to decreased market price of the company’s common shares. The reductions in stock-based compensation and other expenses noted were offset by increases to depreciation and amortization of approximately $720,000, professional fees of approximately $607,000, office and computer expenses of approximately $206,000, travel of approximately $167,000 and marketing of approximately $89,000, among other smaller increases. Stock based compensation decreased.

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents of $100,249 as compared to $74,300 as of December 31, 2013, representing an increase of $25,949.

Cash used in operating activities decreased to ($5,715,521) for the year ended December 31, 2014 compared to ($6,708,896) for the year ended December 31, 2013. The primary difference from 2013 to 2014 is a decrease in expenditures between the years. Excluding changes in operating assets and liabilities our net loss plus our adjustments to reconcile net loss to net cash used in operating activities (non-cash items) was ($6,158,124) in 2014 compared to ($6,680,971).

Cash used in investing activities increased to ($2,024,005) for the year ended December 31, 2014 compared to ($391,488) for the year ended December 31, 2013. The primary difference from 2013 relates to significant expenditures related to the development of our product lines, patent and trademark costs, and loans made to related parties. Loans to related parties during 2014 were $963,143. The purpose of these loans were to provide additional financing to Sponsor Me, Inc. who is in the process of developing various products in which we hold licensing agreements with. The loans were expected to be repaid through future licensing and royalty revenues generated by Sponsor Me, Inc.'s products. Effective March 31, 2015, we merged with Sponsor Me, Inc., see the notes to the financial statement for additional information.

Cash provided by financing activities increased to $7,765,475 for the year ended December 31, 2014, as compared to net cash provided of $7,056,021 for the year ended December 31, 2013. Cash from financing activities increased due to an increase in the sale of common stock of approximately $504,000 during 2014 compared to 2013 and due to proceeds from convertible notes payable of $200,000 in 2014. The Company is still dependent upon financing to fund operations. In addition, we have become dependent upon the issuance of convertible notes payable as our stock price has decreased significantly during the year which has limited our ability to sell large cash subscriptions of stock at prices significantly lower than market.

Current cash and cash equivalents will not be sufficient to meet working capital needs over the next 12 months. Management’s plans regarding this expected deficiency are noted below.

Managements' Plans / Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has negative working capital, has incurred operating losses each of the past two years, and has not yet produced sufficient revenues to cover the cost of operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

The Company is currently in various negotiations for the licensing of their Sprocket platform, however, no formal terms have been agreed upon. To date, revenues from licensing agreements have not been sufficient to fund operations. The Company estimates that approximately $8.5 million in capital will be needed to fund operations for the next 12 months. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, defer costs related to the development of their technologies, and settle liabilities through negotiation.  Currently, the Company does not have any commitments or assurances for additional capital, other than disclosed below, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations as discussed above. Subsequent to year end, the Company raised $2,000,000 in convertible notes payable, and $517,500 in common stock sales

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.      Financial Statements and Supplementary Data.

UBIQUITY INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ubiquity, Inc.

Irvine, California

We have audited the accompanying balance sheet of Ubiquity, Inc. (formerly Ubiquity Broadcasting Corporation) as of December 31, 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ubiquity, Inc., as of December 31, 2014 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has negative working capital, has incurred losses from operations for each of the past two years and has not yet produced continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP

April 15, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ubiquity, Inc.

Irvine, California

We have audited the accompanying balance sheet of Ubiquity, Inc. as of December 31, 2013, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ubiquity, Inc., as of December 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has negative working capital, has incurred losses from operations for each of the past two years and has not yet produced continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

April 15, 2014

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$100,249	$74,300
Accounts receivable, net	27,000	38,105
Prepaid expenses	39,433	121,275
Loans receivable - related parties	247,461	563,732
Other current assets	-	191,182
Total current assets	414,143	988,594

Property and equipment, net	748,438	1,003,546
Other assets:
Other assets	53,493	-
Accounts receivable - related party	100,000	-
Receivable - related parties	1,470,596	-
Intangible assets, net	8,475,898	14,151,440
Total assets	$11,262,568	$16,143,580

Liabilities and Stockholders' Equity:
Current liabilities
Accounts payable	$423,356	$756,316
Accrued expenses	1,909,353	2,450,601
Credit cards payable	825,854	482,635
Loans payable - related parties	36,250	7,000
Convertible note	200,881	-
Total current liabilities	3,395,694	3,696,552

Accrued expenses, long-term	1,000,000	-
Total liabilities	4,395,694	3,696,552

Commitments and contingencies

Stockholders' Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 800,000,000 shares authorized, 105,438,968 and 92,069,199 shares issued and outstanding as of December 31, 2014 and 2013, respectively	105,395	92,069
Additional paid-in capital	148,135,335	126,142,077
Common stock to be issued	-	-
Deferred stock-based compensation	-	(312,500)
Accumulated deficit	(141,373,856)	(113,474,618)
Total stockholders' equity	6,866,874	12,447,028
Total liabilities and stockholders' equity	$11,262,568	$16,143,580

See accompanying notes to financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues	$51,585	$201,207
Revenues - related party	250,000	-
	301,585	201,207

Costs of sales	165,047	153,884
Gross profit	136,538	47,323

Operating expenses:
Meals and entertainment	72,781	84,952
Marketing	180,882	85,744
Outside services	149,162	362,179
Payroll expense	1,961,291	2,374,799
Stock-based compensation	12,514,401	43,921,242
Office and computer	386,257	177,344
Professional fees	2,290,823	1,683,664
Rent	575,832	485,922
Travel	293,912	126,922
Taxes	11,539	51,029
Charitable contributions	74,343	47,066
Bad debt expense	19,355	25,000
Depreciation and amortization	2,002,086	1,281,931
Other operating expenses	346,302	398,673
Total operating expenses	20,878,966	51,106,467

Operating loss	(20,742,428)	(51,059,144)

Other income and (expense)
Impairment loss	-	(45,000)
Interest expense	(14,880)	-
Loss on impairment of intangible assets	(7,185,933)	(850,000)
Other income (expense)	44,003	-
Total other income (expense)	(7,156,810)	(895,000)

Loss before provision for income taxes	(27,899,238)	(51,954,144)

Provision for income taxes	-	-

Net loss	$(27,899,238)	$(51,954,144)

Net loss per share: basic and diluted	$(0.29)	$(0.73)
Weighted average number of shares outstanding: basic and diluted	97,790,696	70,784,329

See accompanying notes to financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Deferred Stock- Based Compensation	Accumulated Deficit	Shareholders' Equity

December 31, 2012	55,599,799	$55,600	$600,000	$600	$68,400,183	$-	$(61,520,474)	$6,935,909

Merger/recapitalization	12,822,857	12,823	-	-	(12,823)	-	-	-
Cancellation of shares	(4,571,429)	(4,571)	-	-	4,571	-	-	-
Conversion of preferred stock	685,714	685	(600,000)	(600)	(85)	-	-	-
Shares issued for cash	6,210,057	6,210	-	-	7,550,040	-	-	7,556,250
Equity issuance costs to officers	-	-	-	-	(494,729)	-	-	(494,729)
Stock options exercised	13,200,000	13,200	-	-	(13,200)	-	-	-
Shares issued for services	6,512,914	6,513	-	-	10,951,897	(312,500)		10,645,910
Shares issued to acquire intangible assets	1,609,286	1,609	-	-	6,480,892	-	-	6,482,501
Stock options issued for services rendered	-	-	-	-	33,275,331	-	-	33,275,331
Net loss	-	-	-	-			(51,954,144)	(51,954,144)

December 31, 2013	92,069,199	92,069	-	-	126,142,077	(312,500)	(113,474,618)	12,447,028

Shares issued for cash	10,501,572	10,502	-	-	8,049,676	-	-	8,060,178
Shares issued for services	1,731,965	1,732	-	-	11,137,604	-	-	11,139,336
Shares issued for purchase of assets	1,092,233	1,092	-	-	2,248,908	-	-	2,250,000
Equity issuance costs to officers	-	-	-	-	(523,953)	-	-	(523,953)
Stock-based compensation	-	-	-	-	1,081,023	312,500	-	1,393,523
Net loss	-	-	-	-	-	-	(27,899,238)	(27,899,238)

December 31, 2014	105,394,969	$105,395	$-	$-	$148,135,335	$-	$(141,373,856)	$6,866,874

See accompanying notes to financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,899,238)	$(51,954,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,002,086	1,281,931
Stock-based compensation and stock for services	12,514,401	43,921,242
Contributed interest on related party notes	18,418	-
Bad debt expense	19,355	25,000
Impairment expense	7,185,933	45,000
Amortization of debt discount	881	-
Changes in operating assets and liabilities:
Accounts receivable	(8,250)	(33,505)
Accounts receivable - related party	(100,000)	-
Prepaid expenses	81,842	39,719
Other current assets	-	-
Accounts payable	(332,920)	(164,711)
Accrued expenses	458,752	641,586
Credit cards payable	343,219	27,461
Loans to related parties	-	(538,475)
Net cash used in operating activities	(5,715,521)	(6,708,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to related parties	(963,143)	-
Purchase of property and equipment	(49,050)	(270,142)
Other assets	(53,493)	-
Acquisition of intangible assets	(958,319)	(121,346)
Net cash used in investing activities	(2,024,005)	(391,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	200,000	-
Net proceeds from loan payable - related party	29,250	(5,500)
Equity issuance costs	(523,953)	(494,729)
Proceeds from sale of common stock	8,060,178	7,556,250
Net cash provided by financing activities	7,765,475	7,056,021

Change in cash and cash equivalents	25,949	(44,363)
Cash and cash equivalents, beginning of year	74,300	118,663
Cash and cash equivalents, end of year	$100,249	$74,300

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Value of common shares issued for assets	$2,250,000	$6,482,501

See accompanying notes to financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 - NATURE OF BUSINESS

Ubiquity, Inc., formerly Ubiquity Broadcasting Corporation, (“Ubiquity” or “the Company”) was formed in the State of Delaware in February 2007. It then became a corporation in the State of Nevada on February 12, 2007.

Ubiquity, Inc. (Collectively “Ubiquity” or the “Company”) creating IOT (“Internet of Things”) for emerging businesses in social, mobile, analytics, & cloud,is a leader in Multiscreen as a Service (“MaaS”) creating a comprehensive “full stack” engagement platform for multiscreen application environments. The company is the first fully integrated enterprise platform that enables brands to capture, engage, manage and monetize their anywhere anytime users. Ubiquity’s intellectual property and unique cloud-based technology combines MaaS with SaaS to enable its customers to structure their content and data in a mobile cloud to deliver innovative user experiences to their multiscreen communities and audiences worldwide. The company’s products and services include the Sprocket Platform with a uniform comprehensive warehouse data analytics format, GiftSender a mobile wallet, Monkey Bars a social mobility distribution platform, and proprietary video intelligence software.

Reverse Merger

As previously reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013. On March 5, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Broadcasting Corporation, a privately held Delaware corporation (“Ubiquity-DE”), and Ubiquity Acquisition Corp., a newly formed, wholly-owned Nevada subsidiary of ours (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into Ubiquity-DE, and Ubiquity-DE, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”). A condition to the closing of the merger was that the Company shall have received an audit report of Ubiquity-DE with respect to its two most recently completed fiscal years from an independent accounting firm that is registered with the Public Company Accounting Oversight Board. Ubiquity-DE received an audit report by Silberstein Ungar; PLLC dated September 20, 2013. Accordingly, the merger closed on September 20, 2013. As a result of the Merger, the Company ceased its prior operations, which were insignificant and became a multimedia company focused on the intersection of cloud-based cross platform applications synchronized across all screens for enhancing the digital lifestyle.

The transaction was regarded as a reverse merger whereby Ubiquity-DE was considered to be the accounting acquirer as its management retained control of the Company after the Share Exchange. As a result of this accounting treatment the historical financial statements of Ubiquity-DE, the accounting acquirer, are presented for all periods presented. The financial statements of the Company, which are insignificant, have been presented from the date of acquisition, deemed to September 20, 2013, forward. Pro-forma financial information has not been provided as the amounts are insignificant.

Pursuant to the terms and conditions of the Merger Agreement:

•	Each share of Ubiquity-DE’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 19,838,746 shares of our common stock. An aggregate of 19,838,746 shares of the Company’s common stock were issued to the holders of Ubiquity-DE’s common stock.
•	Pursuant to the terms of the Merger Agreement, new members of our board of directors were appointed. Our new board of directors consists of previously the directors and officer of Ubiquity-DE

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Bad debt expense was $19,355 and $25,000 for the years ended December 31, 2014 and 2013, respectively. The allowance for doubtful accounts was $40,000 and $25,000 at December 31, 2014 and 2013, respectively.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives, three to fifteen years using the straight-line method of depreciation for book purposes. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the assets.

Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When equipment and leasehold improvements are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Intangible Assets

Intangible assets are amortized using the straight-line method over fifteen years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. All of Ubiquity’s intangible assets are subject to amortization. See Note 5 for additional information related to an impairment recorded during the year ended December 31, 2014.

Fair Value of Financial Instruments

The Company follows the guidance of Accounting Standards Codification ("ASC") 820: Fair Value Measurement and Disclosure. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2014 and 2013, we did not have any level 1, 2, or 3 assets or liabilities.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $180,882 and $85,744 for the years ended December 31, 2014 and 2013, respectively.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718: "Compensation - Stock Compensation", which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company generally estimate the grant date fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is affected by the Company's stock price on the date of grant, the expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award and expected dividends. The Company recognizes stock-based compensation expense on a straight-line basis over the service period of the award.

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

Common stock issued in connection with services whereby the performance is complete and for asset acquisitions are typically valued using the closing market price of the Company's common stock on the date of the agreement.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. To date there have been no uncertain tax positions.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for December 31, 2014 and 2013, respectively, since their effect is anti-dilutive.

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

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our financial statements upon adoption.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. We do not expect the adoption of this guidance to have a material effect on our financial statements as we currently disclose that there is substantial doubt regarding our ability to continue as a going concern.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31:

	December 31, 2014	December 31, 2013
Commissions	$-	$46,309
Short term deposits	39,433	34,003
Legal	-	39,833
Miscellaneous	-	1,130
Total prepaid expenses	$39,433	$121,275

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment recorded at cost consisted of the following as of December 31:

	December 31, 2014	December 31, 2013
Machinery and equipment	$477,104	$477,104
Office equipment	881,100	879,450
Leasehold improvements	641,599	594,199
Subtotal	1,999,803	1,950,753
Accumulated depreciation	(1,251,365)	(947,207)
Property and equipment, net	$748,438	$1,003,546

Depreciation expense was $304,158 and $257,272 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company's capitalized costs in relation to developing and acquiring intangible assets, consisted of the following as of December 31:

	December 31, 2014	December 31, 2013
Patents and trademarks	$8,143,282	$7,311,156
Data compression	623,628	623,628
Website	2,572,607	2,503,308
Invicta immersive property	2,392,505	2,392,505
GiftSender	2,599,694	2,542,800
Think Media	400,000	400,000
Biznexion	216,400	216,400
Digital Magazine	2,028,000	2,028,000
Monkeybars	2,250,000	-
Goodwill	972,000	972,000
Subtotal, intangible assets	22,198,116	18,989,797
Accumulated amortization	(13,722,218)	(4,838,357)
Intangible assets, net	$8,475,898	$14,151,440

Additions to Intangible Assets

Additions to the intangible assets primarily relate to the Company’s development of patents and trademarks, , the Sprocket platform, GiftSender, Monkeybars, MOFF, and studio projects. The Company has incurred heavy costs for intangible assets in the past and does not expect to see intangible costs level out or drop in the future as the Company continues to invest and develop its intellectual property. The Company analyzes these assets typically on an annual basis, during the fourth quarter, and when there are other indicating factors, see below for discuss regarding impairments recorded. Amortization expense is recorded using the straight-line method over fifteen years.

On April 23, 2014, the Company entered into an asset purchase agreement (the “Monkeybars Agreement”) with Monkeybars Inc. (“Monkeybars”) whereby the Company acquired all of the assets of Monkeybars. In exchange, the Company issued to Monkeybars 1,092,233 shares of restricted common stock, which has an aggregate value of $2,250,000, based upon a market price per share of $2.06 on the date the parties entered into the Monkeybars Agreement. Monkeybars has a music platform that combines a cloud content storage, a sharing application, and social networking search technology. The Company accounted for the transaction as an asset acquisition as Monkeybars' products acquired had yet to generate any revenues and did not constitute a business. The Company is currently evaluating the estimated life of the assets acquired but has recorded amortization expense from the date of acquisition using a fifteen year period.

On July 12, 2013, the Company acquired intangible assets, including the Social Mashup and IPTV, from Think Design Media Inc., a California corporation, for 683,371 shares of common stock for a total purchase price of $2,391,800.

Additionally on July 12, 2013, the Company acquired intangible assets, including Gift Sender, from Think Mobile, Inc., d/b/a GiftSender, a Delaware corporation, for 683,371 shares of common stock and $151,000 in cash for a total purchase price of $2,542,800.

Also on July 12, 2013, the Company acquired intangible assets, including ZoneBox, from Biznexion, Inc., a Delaware corporation, for 61,829 shares of common stock for a total purchase price of $216,400.

On September 30, 2013, the Company acquired intangible assets of Acosta Investments relating to the digital magazine a California Limited Liability Corporation, for 114,286 shares of common stock for a total purchase price of $400,000. The shares were valued at $1,250,000 on the date of the agreement. As such the digital magazine asset was booked at $400,000 and a loss on the purchase of the digital magazine was recorded for $850,000. The digital magazine application (“Magazine”) is designed to give users a new interactive magazine viewing experience using videos and interactive advertising related to various products within the article. The platform has the ability to create a magazine from scratch by uploading text for articles, images, video and audio files.

In 2013, Ubiquity acquired TaC Friends and associated IP for 57,143 shares of common stock valued at $200,000. TaC Friends promotes the use of SMS and MMF messaging so people interested in social networking do not have to sit in front of a web site. Ubiquity anticipates that the integration of TaC friends into its Sprocket will enable users to enjoy a mobile lifestyle and the need to always be in touch and using the platform.

Amortization expense for all intangible assets was $1,697,928 and $1,024,659 for the years ended December 31, 2014 and 2013, respectively.

Impairment of Intangible Assets

At December 31, 2014, as part of their annual assessment, the Company estimated the expected life on intangibles should be revised from fifteen to five years, the estimated remaining life of Sprocket. Although, the Company has various projects in development, the focus in 2014 has been on finalizing and bringing to market Sprocket. In addition, the majority of the Company's products are currently or are planned to be integrated with Sprocket. Thus, the Company has determined that Sprocket represents the primary asset as it represents the most significant component asset from which the asset group derives its cash-flow-generating capacity. Thus, it is reasonable that all intangible assets within the Sprocket Asset Group their lives be revised to five years. In connection, with the change in estimated life the Company recorded an impairment of $6.1 million during the year ended December 31, 2014. In addition, at December 31, 2014, the Company reviewed whether or not there were any indicating factors that the carry value of the Company's intangible assets had been impaired. There were various factors in which indicated that impairment was necessary, including the lack of revenues generated from the intangibles. However, as part of this analysis, the Company reviewed the status of each project, including those considered to be within the Sprocket Asset Group, in which the intangible assets related to and the future estimated cash flows from those projects. In determining future estimated cash flows, the Company used the best current information available to them which consisted primarily of license contracts currently being negotiate, estimated costs to maintain, etc. Based upon the Company's analysis, it was determined that an impairment of $7,185,933 would be recorded. A significant factor leading some of the intangibles to impairment was the lack of capital and physical resource to turn all of the Company's technology into viable cash flow generating products. Currently, the Company is focusing its attention on technologies and functionality related to the Sprocket platform and other items, such as GiftSender, Monkeybars, MOFF, in which are expected to either be integrated with Sprocket or have a direct benefit from.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Salaries and wages	$709,703	$1,453,884
Payroll and other taxes	1,145,125	984,831
Other	54,525	11,886
Total current accrued expenses	1,909,353	2,450,601

Salaries and wages, long-term	1,000,000	-
Total accrued expenses	$2,909,353	$2,450,601

Subsequent to year-end, the Company's Chief Executive Officer forgave accrued salary and bonuses of $1 million dollars in exchange for options to purchase 2,561,856 shares of common stock with an exercise price of $0.485 per share. The options vest immediately and have a five year life. As a result, the amount of the accrued salaries subsequently exchanged for equity has been reflected as long-term as of December 31, 2014 in the accompanying financial statements. The Company is currently determining the impact on their financial statements.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On November 17, 2014, Ubiquity, Inc. (the “Company”) closed a financing transaction by entering into a Purchase Agreement dated November 12, 2014 (the “Purchase Agreement”) with Worldwide, Inc. (the “Purchaser”) for an aggregate principal amount of $204,000 (the “Purchase Price”). Pursuant to the Purchase Agreement, the Company issued an 8% Convertible Promissory Note (the “Note”).

The Note earns an interest rate per annum equal to 8% and has a maturity date of August 14, 2015 (the “Maturity Date”). The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the issuance on this Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount at a conversion price equal to 50% discount to the average of the lowest three (3) trading prices for the Common Stock during the twenty (20) Trading Day period immediately prior the conversion date. The Note Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the Note.  Since the conversion feature is only convertible after six months, there is no derivative liability as of December 31, 2014. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the note is not repaid prior to the note being convertible significant pressure maybe put on the Company's stock price and additional dilution of current shareholders may take place.

In the event of default, (“Event of Default”) the Purchaser has the right to require the Company to repay in cash all or a portion of the Note at a price equal to 150% of the aggregate principal amount of the Note plus all accrued and unpaid interest on the principal amount of this Note. In addition, in the event of a merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event, (“Major Event”) the Purchaser has the option to treat the event as an Event of Default or may immediately convert the remaining balance on the Note and shall be entitled to receive as many shares as the Purchaser would have been entitled to immediately prior to the Major Event.

See Note 13, for additional convertible notes issued subsequent to year end.

NOTE 8 - RELATED PARTY TRANSACTIONS

Compensation Related

The following is a summary of compensation paid and amounts payable to Christopher Carmichael and Connie Jordan for the year ended December 31, 2014:

	Christopher Carmichael	Connie Jordan
Accrual - December 31, 2013	$1,053,398	$181,241
Annual Salary	539,400	264,400
Annual Director Fees	-	-
Bonus - Capital Raises	403,010	120,943
Other	5,344	5,957
Subtotal	2,001,152	572,541
Payments	(726,300)	(524,083)
Accrual - December 31, 2014	$1,274,852	$48,458

Annual Salary

On December 20, 2013, effective January 1, 2014, the Board of Directors approved to increase Christopher Carmichael, the Company's CEO, annual salary from $420,000 to $525,000. Additionally, the CEO receives a medical allowance of $1,200 per month. In addition, the CEO receives an annual grant of 300,000 options.

The Company’s CFO receives an annual salary of $225,000 and an annual option grant of 75,000 shares.

The Company's Senior Executive Vice President, Connie Jordan, received an annual salary of $250,000 during the years ended December 31, 2014 and 2013. Additionally, the Senior Executive Vice President receives a medical allowance of $1,200 per month and an annual option grant of 200,000.

No Company Officer or Director have sold any shares in the UBIQ since going public in 2013.

Bonus - Capital Raises

The Company's CEO and Senior Executive Vice President receive percentages of 5% and 1.5% for all monies obtained through capital raises, respectively. During the years ended December 31, 2014 and 2013, the CEO earned bonuses from capital raises of $403,010 and $230,563, respectively. During the years ended December 31, 2014 and 2013, the Senior Executive Vice President earned bonuses from capital raises of $120,943 and $39,168, respectively. The Company accounts for the bonuses as offsets to the proceeds raised due to the individuals involvement in obtaining the investments.

Accrued Amounts Payable to CEO and Senior Executive Vice President

As of December 31, 2014 and 2013, amounts payable to the CEO related to the items discussed above were $1,274,852 and $1,053,398, respectively. See Note 6 for discussion related to $1,000,000 of salary and bonus payable to the CEO exchanged for options to purchase shares of the Company's common stock. As of December 31, 2014 and 2013, amounts payable to the Senior Executive Vice President related to the items discussed above were $48,458 and $181,241, respectively.

Board of Director Fees

Effective July 1, 2014, the Company revised its policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company's various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation. As of December 31, 2013, of the board of director fees accrued, $25,000 was due to the CEO and $25,000 and $25,000 was due to the Senior Executive Vice President. During the years ended December 31, 2014 and 2013, the Company accrued $32,500 and $75,000 in such compensation which is included within accrued expenses on the accompanying balance sheet.

Options and Common Stock Issued to Related Parties

See Note 9 for discussion of options and common stock granted to management and the board of directors during the years ended December 31, 2014 and 2013.

Loans Payable - Related Parties

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family are up to $800,000 per month.

The Company had certain notes payable outstanding to related parties as of December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the Company borrowed $225,000 and $7,000 from Chris Carmichael for which payment were made of $232,000 and $0, respectively. As of December 31, 2014 and 2013, Christopher Carmichael was owed $0 and $7,000, respectively. The amounts were unsecured, incurred interest at 8% per annum and due on demand. During the year ended December 31, 2014, the Company recorded accrued interest of $18,418 as contributed capital as the interest on the notes payable was forgiven. The proceeds were used for operations.

Albert Carmichael, a family member of the Company's CEO, was owed $10,000 and $0 as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

An employee of the Company was owed $10,000 and $0 as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

In February 2014, the Company received a $50,000 loan from a shareholder. The proceeds from the loan were used for operations and were expected to be paid back on demand. No formal terms were ever entered into in connection with the loan. During the year ended December 31, 2014, the Company repaid the $50,000 loan and an additional $5,000 which was accounted for as interest expense.

Licensing and Revenues

On August 30, 2010, Ubiquity entered into three separate Patent Licensing Agreements with Sponsor Me Inc., ("SME") for the License of the “Immersive Advertising Patent” in the amount of $250,000, another agreement for the license of the “Lifestyle Portal” Patent in the amount of $250,000, and also a Lifestyle Portal Web and Mobile Development reimbursement agreement for the production of the SME web and mobile site. The balance due on these agreements was $190,915 and $190,915 for the years ended December 31, 2014 and 2013, respectively, and included with long term receivable - related parties on the accompanying balance sheets. The Companies are considered related due to common shareholders including officers and directors of the Company. Subsequent to the year ended December 31, 2014, the receivable was relieved as part of the acquisition of SME, see Note 13 for additional information. Due to this relief, the loan receivable has been presented as a long term asset on the accompanying financial statements.

On February 19, 2014, the Company entered into a Patent Licensing Agreements with SME, for the non-exclusive license of the intellectual products “Internet Protocol Television” in the amount of $250,000. The balance due on this agreement was $100,000 as of December 31, 2014. The Companies are considered related due to common shareholders including officers and directors of the Company. Subsequent to the year ended December 31, 2014, the receivable was relieved as part of the acquisition of SME, see Note 13 for additional information. Due to this relief, the accounts receivable has been presented as a long term asset on the accompanying financial statements.

Loans Receivable - Related Parties

As of December 31, 2014 and 2013, amounts due from a company controlled by an officer, owed the Company $1,279,681 and $437,812, respectively. The amount is unsecured, does not incur interest and is due on demand.  The increase in the loan during the year ended December 31, 2014 related to providing capital to the related entity in which the proceeds were used for further development on Ubiquity licensed patents and products in which the entity has licensed. Subsequent to the year ended December 31, 2014, the receivable was relieved as part of the acquisition of SME, see Note 13 for additional information. Due to this relief, the loan receivable has been presented as a long term asset on the accompanying financial statements.

As of December 31, 2014 and 2013, amounts due from an employee, owed the Company $247,461 and $125,920, respectively. The amount is unsecured, does not incur interest and is due on demand. Subsequent to December 31, 2014, the employee has repaid $239,921, reducing the balance due to $7,840. The Company expects to collect on the remaining receivable during the year ended December 31, 2015.

NOTE 9 - STOCKHOLDERS’ EQUITY

Reverse Stock Split

On April 21, 2014, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate a reverse split of 3.5 to 1 (the “Reverse Split”) in which each shareholder will be issued one (1) share of common stock in exchange for 3.5 shares of their currently issued common stock. The stock split has been retroactively applied to this filing.

Preferred Stock

During the year ended December 31, 2013, 600,000 shares of Preferred Stock were converted into 685,714 shares of common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2014 and 2013.

Proceeds from Sales of Common Stock

During the years ended December 31, 2014 and 2013, the Company issued 10,501,572 and 6,210,057 shares of common stock for cash proceeds of $8,060,178 and $7,556,250, respectively. Equity issuance costs related to the stock issuances, as discussed above, were $557,702 and $494,729 for the years ended December 31, 2014 and 2013, respectively.

Common Stock issued for Services

During years ended December 31, 2014 and 2013, the Company issued 1,731,965 and 6,512,914 shares of common stock for services. The Company determined the value of such shares to be $11,139,336 and $10,645,910 for the years ended December 31, 2014 and 2013, respectively, with $312,500 of deferred stock-based compensation at December 31, 2013 (see below). The values were based upon the fair market value of the Company's common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

On March 22, 2013, the Company entered into an agreement to retain a new co-chairman of the board. The agreement granted 71,429 shares of common stock valued at $8.75 per share for services to be rendered over a twelve month period. In July 2013, the agreement was amended to grant an additional 71,429 shares for services through February 2014. The value of the shares was being amortized over the period of service and accounted for as deferred stock-based compensation. Amortization of deferred stock-based compensation during the years ended December 31, 2014 and 2013 was $312,500 and $0, respectively. As of December 31, 2014, all deferred stock-based compensation had been fully amortized.

During the year ended December 31, 2014, the Company granted a new member of the board of directors 331,900 shares of common stock. The shares were valued at $2,369,766 based upon the closing market price of the Company's common stock on the date of performance, which was the date assigned to the board of directors.

Options

On February 1, 2013, the Company granted 71,429 stock options valued at $726,710 with exercise prices of $14.00. The options were valued on the grant dates using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97%, risk-free interest rates of 0.88% and expected lives of 60 months. The options were fully expensed as of December 31, 2013. All outstanding options as of September 9, 2013 were modified to an exercise price of $0. The options were revalued in accordance with ASC 718-20-35. The revaluation resulted in the recording of stock-based compensation totaling $24,242,707 recorded during the year ended December 31, 2014.

During the year ended December 31, 2013, the Company granted 1,921,663 stock options valued at $9,032,624 with exercise prices of $8.19 - $14.00. The options were valued on the grant dates using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97% - 111%, risk-free interest rates of 0.37 - 0.88% and expected lives of 24 - 60 months. The options were fully expensed as of December 31, 2013.

On May 22, 2014, the Company granted 51,147 stock options to its CEO valued at $417,000 with an exercise price of $4.07. The options were valued on the grant date using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 172%, risk-free interest rates of 0.12% and expected life of 60 months. The options were fully vested and expensed as of December 31, 2014.

On December 18 and 31, 2014, the Company granted options to purchase 1,873,760 shares of common stock to the Board of Directors and employees, including 550,000 to the CEO and 450,000 to EVP for board of director and employment services; 223,760 to the CEO in connection with guarantees made on Company loans/credit cards; and 650,000 to employees. The options were valued at $1,416,932 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.68 to $0.87; dividend yield of 0%; expected volatility of 163%; risk-free interest rates of 0.12% and expected life of 60 to 66 months. 873,760 options were fully vested and expensed as of December 31, 2014. During the year ended December 31, 2014, the Company recorded $664,023 in compensation expense in connection with the options. The Company expects to record the remaining unamortized portion of $752,909 during the year ended December 31, 2015.

The Company had the following options outstanding for the years ended December 31, 2014 and 2013:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2013	3,228,571	$9.73
Granted - 2013	1,921,663	10.05
Exercised - 2013	(3,300,000)	9.80
Expired - 2013	-	-
Balance, December 31, 2013	1,850,234	$9.87
Granted	1,924,907	1.15
Exercised	-	-
Expired	-	-
Balance, December 31, 2014	3,775,141	$5.29
Balance, December 31, 2014 - Vested	2,775,141	$5.06

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On October 7, 2010, Ubiquity entered into a 5 year lease for a new building in the city of Irvine, CA. In July 2014, the Company revised their lease agreement for additional square footage. Under the terms of the revised lease agreement, commencing on September 1, 2014, the minimum monthly rent will be $40,953. In addition, the revised lease agreement includes annual rent increases through expiration of January 20, 2020 and other incentives. As of December 31, 2014, the Company recorded accrued rent of $52,558 in connection with straight-lining the rent expense.

The following is summary of payments under non-cancellable rent agreements as of December 31, 2014:

Year ended December 31, 2015	$478,269
2016	517,758
2017	535,314
2018	552,864
2019	570,414
Thereafter	28,960
Total lease commitment	$2,683,579

Other Contingencies

At the time of death of the former President of Ubiquity, Gregory Crotty had accrued $93,743 in salary, 22,857 Common Shares of Ubiquity Broadcasting Corporation, and had 200,929 options to purchase Ubiquity Broadcasting Corporation Common Shares at $5.25 per share. He also had 42,857 shares of common stock issued in his name. Ubiquity will have to issue these shares and pay the balance of his accrued salary to the proper beneficiary once established. As of December 31, 2014, an established beneficiary has yet to be named. All 200,929 options expired as of December 31, 2011 and are not included in total options outstanding.

During the first quarter of 2013, the EDD California Employment department notified the Company with an assessment of our independent contractors that the Company may have to pay additional taxes based on our independent contractor payments for a total contingent liability of $305,885. The Company filed a formal petition as of April 22, 2013 and has not heard back on any formal final ruling. As of and December 31, 2014 and 2013, the Company has not recorded a provision for the assessment as they do not believe the independent contractors meet the definition of an employee.

Litigation

Think Design Media, Inc. and Related Entities

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, on May 27, 2014, Think Design Media, Inc. ("TDM"), filed a lawsuit against the Company claiming breach of a December 2013 consulting contract. TDM disputes the Company's cancellation of the consulting agreement for non-performance.

On July 28, 2014, a complaint was filed by the Company as the Plaintiff against Think Mobile, Inc., Carlos E. Orellana and Ivano Stamegna (together, the “TGS Defendants”), in the Superior Court of California. The Company alleged in its complaint causes for breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent inducement, intentional interference with contractual relations, intentional interference with prospective economic advantage and conversion. The Company alleged that the terms of the TGS Agreement were violated by the TGS Defendants and the TGS Defendants failed to enter into the Agreement in good faith.

On September 25, 2014, a complaint was filed by the Company as the Plaintiff against Think Design Media, Inc., Biznexion, Inc., Acosta Investments, LLC, Carlos Orellana, Ivano Stamegna, Anthony Cesare and other defendants in the Superior Court of California, County of Orange. The Company alleged that the TDM Defendants never had any intention to fulfill the terms of the Agreements and instead improperly acquired and disclosed the Company’s trade secrets. The Company alleged in its complaint that the TDM Defendants’ actions constitute fraud, conversion, misappropriation of trade secrets, trademark infringement, breach of contract, fraudulent transfer, unfair competition, and violation of the Racketeer Influenced and Corrupt Organizations Act.

On February 26, 2015, the Company, Think Mobile, Inc., Think Design Media, Inc. and all other parties to the lawsuits submitted to the Superior Court of California, County of Orange a request for dismissal of all actions between the parties, after executing a Confidential Settlement Agreement and Release (the “Agreement”). As part of the Agreement, the lawsuits were settled and the Company obtained a full release from all defendants to such lawsuits.

Other

On October 10, 2014, the Company was served with a complaint filed on June 13, 2014 by a former consultant against the Company, in the Superior Court of Arizona, Maricopa County. The complaint alleges that the consultant was to receive warrants to purchase 1,142,857 shares of common stock as a commencement fees for services in which commenced on December 15, 2006. The Company believes the claim is without merit; in addition, the statute of limitations has passed. The Company does not believe that a loss is probable and no accrual for loss contingency has been made.

Financing

On November 10, 2014, the Company engaged Deutsche Bank Securities Inc. to perform such financial advisory and investment banking services as Client reasonably and specifically requests and as Deutsche Bank agrees. Deutsche Bank is engaged on a non-exclusive basis to provide advisory and investment banking services with respect to the exploration of strategic alternatives that may lead to a possible transaction, through sale, merger, joint venture or otherwise, whether effected in a single transaction or a series of related transactions, in which 40% or more of the voting power of Client or all or a substantial portion of its business or assets are combined with or transferred to any company that is an acquisition target or another person or entity.

NOTE 11 - INCOME TAXES

For the years ended December 31, 2014 and 2013, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and had net operating loss carry-forwards of approximately $122,381,000 that will be carried forward and can be used through the year 2034 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Income tax benefit attributable to:
Net loss	$(7,411,741)	$(17,664,409)
Permanent differences	4,261,172	-
Valuation allowance	3,150,569	17,664,409
Net provision for income tax	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$41,609,540	$38,458,971
Valuation allowance	(41,609,540)	(38,458,971)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $122,381,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2010 through 2014 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination by the California Franchise Tax Board for the years ended 2010 through 2014 and currently does not have any ongoing tax examinations.

NOTE 12 - GOING CONCERN

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

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The Company is currently in various negotiations for the licensing of their Sprocket product line, however, no formal terms have been agreed upon. To date revenues from licensing agreements have not been sufficient to fund operations. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation.  Currently, the Company does not have any commitments or assurances for additional capital, other than disclosed above, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. Subsequent to year end, the Company raised $2,000,000 in convertible notes payable.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management's plan will be successful.

NOTE 13 - SUBSEQUENT EVENTS

Cancelation of Underwriting Agreement

On January 26, 2015, we determined that we would no longer actively pursue a firm commitment underwritten offering under the terms of the Registration Rights Agreement (the “Agreement”) that became effective on September 25, 2014 by and among the Company and holders of the Company’s Restricted Common Stock parties to the Agreement. Accordingly, we did not enter into an agreement with a lead underwriter as required under the terms of the Agreement to continue the Agreement. There are no termination penalties or similar amounts. We have concluded that pursuing a registered offering at this time under current market conditions would cause a dilution to our shareholders, which would not be in the best interests of the shareholders.

Conversant, Inc. Acquisition

On January 27, 2015, Ubiquity, Inc. (the “Parent”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and Coversant, Inc. (the “Company”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Coversant, Inc.’s SoapBox platform is an Internet of Things Service Bus (IoT-SB) that securely and efficiently connects things (Devices, Sensors, Actuators) to humans, applications and databases for analysis and controls of devices. SoapBox is designed to federate disparate systems and allow organizations to utilize current legacy equipment that are not able to communicate with each other to now do so with, in most cases not having to upgrade hardware or software on the systems themselves.

The shares of the Company Common Stock issued and outstanding immediately prior to the Effective Time (individually a “Share” and collectively the “Shares”) shall be converted automatically into the right to receive an aggregate of 13,242,334 shares of the Parent’s Common Stock (the “Merger Consideration”). The Merger Consideration shall be distributed among the shareholders of the Company on a pro rata basis. On the terms and subject to the conditions set forth in this Agreement, at the Effective Time, each Company Option (or portion thereof), whether vested or unvested, that is outstanding and unexercised as of immediately prior to the Effective Time shall terminate. At least 15 days prior to the Effective Time, the Company shall provide each holder of a Company Option with written or electronic notice that the Company Option will be fully exercisable for 15 days from the date of the notice and that the Company Option will terminate on the expiration of the 15-day period. Capitalized terms used herein but not otherwise defined have the meaning set forth in the Merger Agreement.

The Merger will not be finalized unless the Parties are satisfied with the results of their respective due diligence. Consummation of the Merger is also subject to certain customary conditions. The Merger Agreement contains representations and warranties by each of Parent, Merger Sub and the Company. These representations and warranties were made solely for the benefit of the parties to the Merger Agreement.

Sponsor Me, Inc. Acquisition

On December 31, 2014, effective March 31, 2015, the “Company” entered into a Share Exchange Agreement (the “Agreement”) with Sponsor Me, Inc. (“Sponsor Me”), a Nevada corporation, and a related party, which resulted in the acquisition of 100% of the issued and outstanding equity securities of Sponsor Me. Pursuant to the terms of the Agreement, The Company acquired all of the outstanding capital stock of Sponsor Me from the Sponsor Me shareholders for an aggregate of 3,878,467 shares, of 3.59% of the Company’s common stock. In addition, in connection with the transaction, the Company forgave notes accounts/receivables due from Sponsor Me and SC Business, Inc.

Sponsor Me is a new kind of digital publishing company that combines expert editorial with ecommerce for distribution on mobile and social platforms. Sponsor Me, Inc. is considered a related party. The Company's CFO, Brenden Garrison, is the CEO of Sponsor Me. In addition, Sponsor Me has a similar shareholder group including the Company's CEO and EVP. Thus, the Company expects to account for the acquisition of Sponsor Me as an entity under common control using the carry over basis related to Sponsor Me's assets and liabilities.

Significant Agreements

On January 5, 2015, the Company entered into a one year agreement to provide assistance with developing, updating, and identifying potential sources of capital and prospective businesses for acquisition or combination. Under the terms of the agreement, the Company is to pay the consultants a non-refundable $25,000 commitment fee; a monthly fee of $25,000; issue 1,000,000 shares of common stock which vest in two equal installments on January 15, 2015 and March 31, 2015. The agreement contains compensation provisions based upon the successfulness of the consultants in connection with capital raises and business combinations. The agreement contains renewal provisions in which include the issuance of additional shares of common stock.

Convertible Notes Payable

Subsequent to December 31, 2014 through the date of this filing, the Company received $2,000,000 in proceeds from convertible notes payable. The terms of the notes are similar to those disclosed in Note 7.

Sales of Common Stock

Subsequent to December 31, 2014, the Company issued approximately 2,183,333 shares of common stock for cash proceeds of $517,500.

Accrued Salary and Bonus to CEO

See Note 6, for discussion related to exchange of stock options for accrued salary and bonus due to the CEO.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose other than the events described above.

Series A Preferred Stock

In February 2015, the board of directors approved the designation of 500 shares of preferred stock, par value $0.001 per share, of the Company as Series A Preferred Stock. The Series A Preferred stock receive no dividends or liquidation preferences. Each share is entitled to the equivalent of 1,000,000 votes of common stock.

On March 6, 2015, the Company issued the CEO and the SEVP 250 shares each of Series A Preferred Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 24, 2014, the Board of Directors of Ubiquity, Inc. accepted the resignation of Silberstein Ungar, PLLC (“Silberstein”) as its independent registered public accountant, effectively immediately.

Silberstein’s reports on our financial statements as of and for the fiscal years ended December 31, 2012 and 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2012 and 2013 and through Silberstein’s resignation on July 24, 2014, there were (1) no disagreements with Silberstein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Silberstein, would have caused Silberstein to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

Concurrent with the acceptance of Silberstein’s Resignation as our independent registered public accounting firm, the Board of Directors of the Company appointed KLJ & Associates, LLC (“KLJ”) as our independent registered public accounting firm.

Prior to retaining the new accountant, neither the Company nor anyone acting on its behalf consulted KLJ with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that KLJ concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Management's Annual Report on Internal Control Over Financial Reporting.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2014 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We engaged a third party that specializes in technical accounting and financial reporting to assist us in preparation of our quarterly and annual financial statements and to assist us in documenting our internal controls. However, for the foreseeable future due to our limited accounting personnel we will continue to have limited segregation of duties.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the  fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Cancelation of Underwriting Agreement

On January 26, 2015, we determined that we would no longer actively pursue a firm commitment underwritten offering under the terms of the Registration Rights Agreement (the “Agreement”) that became effective on September 25, 2014 by and among the Company and holders of the Company’s Restricted Common Stock parties to the Agreement. Accordingly, we did not enter into an agreement with a lead underwriter as required under the terms of the Agreement to continue the Agreement. There are no termination penalties or similar amounts. We have concluded that pursuing a registered offering at this time under current market conditions would cause a dilution to our shareholders, which would not be in the best interests of the shareholders.

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

Name	Age	Position
Christopher Carmichael	61	Chief Executive Officer, and Co-Chairman
Brenden Garrison	32	Chief Financial Officer
Nicholas Mitsakos	55	Co-Chairman
Connie Jordan	61	Senior Executive Vice President of Intellectual Property and Transmedia and Director
Webb Blessley	67	Treasurer, Secretary, and Director
Bryan Harpole	42	General Studio Manager

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Christopher Carmichael has been the President and Chief Executive Officer of the Company since May 20, 2009. On September 30, 2006, Mr. Carmichael was employed by Ubiquity Holdings to be the Creative Director, and when Ubiquity Holdings became Ubiquity Broadcasting Corporation in February of 2007 he remained as the Creative director until taking the position of President and CEO. Mr. Carmichael was the United States Surfing Champion from 1969 through 1971 and became a premier apparel designer in the United States, while working in marketing and film production. Mr. Carmichael is frequently described as a visionary. He was voted one of the Top Ten designers of Men's Apparel in the United States, in Sports Style Magazine published by Fairchild Publications in 1983, and is an expert in design, marketing, and distribution. Mr. Carmichael has extensive experience in the film industry, working for numerous television shows while working with Grammy and Emmy Award winning artists and producers such as Steve Sabol at NFL Films. He has produced several television commercials and in 1978, he won a "Clio” award for an RC Cola Commercial.   Mr. Carmichael turned his attention to the internet industry in early 1997. Early on he realized the need for design and technology innovation, he invented the “Sprocket” and coauthored the company’s other patents such as “Compression,” “Lifestyle Portal,” “Immersive Advertising,” and “B2B,” to name a few.

Brenden Garrison is the Chief Financial Officer for the Company. Prior to starting work at Ubiquity, Inc., Brenden graduated with a Bachelor’s degree in Accounting from the School of Business and Economics at California State University Fullerton in 2005. While at California State University Fullerton he acted as the Treasurer of the Accounting Society in charge of the campus budget. He started his career with Scottel Voice and Data Inc. in 2003 where he became the Jr. Controller in under a year’s time. He then went on to manage and provide accounting, tax, audit, and financial services for several corporate clients in various fields with Semmens & Semmens CPA firm from 2005-2007. After three years of employment with Semmens & Semmens, he decided to create his own accounting, tax and business consulting firm. While developing his own company, Brenden started the process to become a Certified Public Accountant and is in the final stages of obtaining his CPA license.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

·	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

·	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

·	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

·	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have adopted a code of ethics as of April 4, 2008 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.   The following is a summation of the key points of the Code of Ethics we adopted:

·	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;
·	Full compliance with applicable government laws, rules and regulations;
·	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
·	Accountability for adherence to the code.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2014, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

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

The discussion below pertains to compensation awarded or paid by Ubiquity to Mr. Christopher Carmichael, Ms. Connie Jordan, Brenden Garrison, and Bryan Harpole with respect to Ubiquity's years ended December 31, 2014 and 2013.

							Non-Qualified
						Non-Equity	Deferred
Name and Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
		($)	($)	($)	($) (C)	($)	($)	($)	($)

Christopher Carmichael, (A)	2014	$539,400	$403,009	$-	$790,844	$-	$-	$5,344	1,738,597
President, Chief Executive Officer	2013	842,196	-	-	3,743,521	-	-	-	4,585,717

Connie Jordan, (B)	2014	264,400	120,943	-	143,816	-	-	5,957	414,173
Senior Executive Vice President of	2013	250,774			1,655,907	-	-	-	1,906,681
Intellectual Property and
Transmedia

Brenden Garrison	2014	225,000	-	-	47,514	-	-	-	272,514
Chief Financial Officer	2013	198,375	-	-	121,598	-	-	-	319,973

Certain Significant Employee -	2014	150,000	-	-	47,514	-	-	-	197,514
Bryan Harpole	2013	150,000	-	-	121,598	-	-	-	271,598

(A) As of December 31, 2014, Christopher Carmichael was due $1,274,852 in compensation related to salaries and bonuses earned during the years ended December 31, 2014 and 2013. Subsequent to December 31, 2014, Christopher Carmichael received options to purchase 2,561,856 shares of common stock with an exercise price of $0.485 per share in exchange for $1.0 million of the accrued salaries and bonuses.

(B) As of December 31, 2014, Connie Jordan was due $48,458 in compensation, related to salaries and bonuses earned during the years ended December 31, 2014 and 2013.

(C) See Note 9 for valuation techniques related to the issuance of stock options.

Outstanding Equity Awards at Fiscal Year-End Table

At December 31, 2014 the Company the following outstanding equity awards.

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR

			OPTION AWARDS					STOCK AWARDS
				Equity				Market	Equity	Equity
				Incentive Plan			Number	Value of	Incentive Plan	Incentive Plan
				Awards:			of Shares	Shares or	Awards:	Awards: Market
		Number of	Number of	Number of			or Units	Units of	Number of	or Payout Value
		Securities	Securities	Securities			of Stock	Stock	Unearned	of Unearned
		Underlying	Underlying	Underlying			That	That	Shares, Units	Shares, Units or
		Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Have Not	or Other	Other Rights
		Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Vested	Rights That	That Have Not
Name	Date Granted	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($)	Have Not	Vested (#)

Christopher Carmichael	12/31/2014	300,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/31/2014	223,760	-	-	$0.68	12/31/2019	-	-	-	-
	12/18/2014	-	250,000	-	$0.87	12/18/2019	-	-	-	-
	5/8/2014	51,147	-	-	$4.07	5/8/2019	-	-	-	-
	12/31/2013	85,714	-	-	$8.75	12/31/2018	-	-	-	-
	12/20/2013	521,663	-	-	$14.00	12/20/2018	-	-	-	-
	12/20/2013	285,714	-	-	$8.19	12/20/2018	-	-	-	-

Connie Jordan	12/31/2014	200,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/18/2014	-	250,000	-	$0.87	12/18/2019	-	-	-	-
	12/31/2013	57,143	-	-	$8.75	12/31/2018	-	-	-	-
	12/20/2013	285,714	-	-	$8.19	12/20/2018	-	-	-	-

Brenden Garrison	12/31/2014	75,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/31/2013	21,429	-	-	$8.75	12/31/2018	-	-	-	-

Bryan Harpole	12/31/2014	75,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/31/2013	21,429	-	-	$8.75	12/31/2018	-	-	-	-

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

On March 15, 2012, the Company renewed an employment agreement with Connie Jordan, the Company’s Senior Executive Vice President of Intellectual Property and Transmedia, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Jordan Agreement”). The effective date of the Jordan Agreement is March 15, 2012 and has a three (3) year term. The Jordan Agreement calls for an initial base salary of $198,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Jordan Agreement also calls for an annual bonus that is equal to one percent (1%) of the pretax gross revenue and one and one half percent (1.5%) of the net capital contributions received by the Company from strategic partners. Moreover, the Jordan Agreement calls for the grant of an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share.

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

Directors Retention Agreement

Effective July 1, 2014, we revised our policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company's various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation.

2014 DIRECTOR COMPENSATION TABLE

						Non-Qualified
					Non-Equity	Deferred
		Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Year	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Totals
		($)	($)	($) (C)	($)	($)	($)	($)

Christopher Carmichael	2014	$-	$-	$17,112	$-	$-	$-	$17,112
Co-Chairman

Connie Jordan	2014	-	-	17,112	-	-	-	17,112

Nick Mitsakos (A)	2014	17,500	-	17,112	-	-	300,000	334,612
Co-Chairman

Webb Blessley	2014	15,000	-	17,112	-	-	-	32,112

James Nelson (B)	2014	-	-	2,369,766	-	-	-	2,369,766

(A) On March 22, 2013, the Company entered into a Co-Chairman of the Board of Directors Retention Agreement with, Nick Mitsakos to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine in exchange for 250,000 shares of Company stock that were awarded upon execution of the agreement. The agreement was amended on December 31, 2013 whereby Mr. Mitsakos would receive a flat monthly rate of $25,000 per month in addition to his stock award. As of December 31, 2014, amounts due to Mr. Mitsakos included within the table above were $167,500.

(B) James Nelson resigned from the Board of Directors in June 2014.

(C) See Note 9 for valuation techniques related to the issuance of stock options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of April 10, 2015 for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group.  A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days as of April 10, 2015.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.  The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of Ubiquity, Inc., 9801 Research Drive, Irvine CA 92618.

		Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership	of Class(3)
Executive Officers and Directors
Christopher Carmichael(1)(4)	Common Stock	23,278,744	18.02%
Brenden Garrison(5)	Common Stock	1,001,826	0.78%
Nicholas Mitsakos	Common Stock	1,142,868	0.88%
Connie Jordan(1)(2)(6)	Common Stock	9,406,105	7.28%
Webb Blessley	Common Stock	1,224,484	0.95%
Directors and executive officers as a group (5 persons)	Common Stock	36,054,027	27.91%
Other 5% Holders:
Silent Light LLC	Common Stock	5,371,429	4.16%
Harold A. Havekotte	Common Stock	6,628,338	5.13%

(1)	Christopher Carmichael and Connie Jordan are the beneficial owners of 2,371,429 shares and 2,371,429 shares, respectively, which are owned by Silent Light LLC, making Christopher Carmichael and Connie Jordan individual owners of 44.15% of the Silent Light Stock or 88.30% in aggregate giving them the voting power over said shares.

(2)	6,720,000 shares are held by an irrevocable trust.

(3)	Based on 129,172,224 shares issued and outstanding as of April 10, 2015.

(4)	Chris Carmichael has 13,517,461 in common shares in his name, 2,371,429 shares as a beneficial ownership in Silent Light, LLC, 3,360,000 shares as beneficial ownership in a trust, and 4,029,854 in options to purchase common stock consisting of 2,561,856 in a subsequent event with an exercise price of $0.485 per share in exchange for $1.0 million of the accrued salaries and bonuses

(5)	Brenden Garrison has 848,254 in common shares in his name, 57,143 shares as beneficial ownership in an LLC, and 96,429 options to purchase to common shares.

(6)	Connie Jordan has 3,051,429 common shares in her name, 2,371,429 shares as a beneficial ownership in Silent Light, LLC, 3,360,000 shares as beneficial ownership in a trust, 80,390 shares as beneficial ownership in an LLC and 542,857 in options to purchase common stock.

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

The Company had certain notes payable outstanding to related parties as of December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the Company borrowed $225,000 and $7,000 from Chris Carmichael for which payment were made of $232,000 and $0, respectively. As of December 31, 2014 and 2013, Christopher Carmichael was owed $0 and $7,000, respectively. The amounts were unsecured, incurred interest at 8% per annum and due on demand. During the year ended December 31, 2014, the Company recorded accrued interest of $18,418 as contributed capital as the interest on the notes payable was forgiven. The proceeds were used for operations.

Albert Carmichael, a family member of the Company's CEO, was owed $10,000 and $0 as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

An employee of the Company was owed $10,000 and $0 as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

In February 2014, the Company received a $50,000 loan from a shareholder. The proceeds from the loan were used for operations and were expected to be paid back on demand. No formal terms were ever entered into in connection with the loan. During the year ended December 31, 2014, the Company repaid the $50,000 loan and an additional $5,000 which was accounted for as interest expense.

Loans Receivable - Related Parties

As of December 31, 2014 and 2013, amounts due from a company controlled by an officer, owed the Company $1,279,681 and $437,812, respectively. The amount is unsecured, does not incur interest and is due on demand.  The increase in the loan during the year ended December 31, 2014 related to providing capital to the related entity in which the proceeds were used for further development on Ubiquity licensed patents and products in which the entity has licensed. Subsequent to the year ended December 31, 2014, the receivable was relieved as part of the acquisition of SME, see Note 13 for additional information. Due to this relief, the loan receivable has been presented as a long term asset on the accompanying financial statements.

As of December 31, 2014 and 2013, amounts due from an employee, owed the Company $247,461 and $125,920, respectively. The amount is unsecured, does not incur interest and is due on demand. Subsequent to December 31, 2014, the employee has repaid $239,921, reducing the balance due to $7,840. The Company expects to collect on the remaining receivable during the year ended December 31, 2015.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

·	the director is, or at any time during the past three years was, an employee of the company;

·	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

·	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

·	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

·	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

·	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that Mr. Nicholas Mitsakos and Webb Blessley are considered independent directors.

Item 14.     Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by KLJ and Associates, LLP for professional services rendered for the audit of the Company’s financial statements for the year ended December 31, 2014 were $56,000.

The aggregate fees billed by Silberstein Ungar, PLLC for professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2014 and 2013 were $28,000and $59,500, respectively.

Audit Related Fees

We paid Silberstein Ungar, PLLC $2,500 in 2013 for audit related fees.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were t billed $8,000 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

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

Ubiquity, Inc.

By:	/s/ Christopher Carmichael
Christopher Carmichael
Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

Dated:	April 15, 2015

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated:	April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Co-Chairman of	April 15, 2015
the Board
/s/ Christopher Carmichael	(principal executive officer)
Christopher Carmichael

/s/ Brenden Garrison	Chief Financial Officer	April 15, 2015
Brenden Garrison	(principal financial and accounting officer)

/s/ Nicholas Mitsakos	Co-Chairman of the Board	April 15, 2015
Nicholas Mitsakos

	Senior Executive Vice President of	April 15, 2015
Intellectual Property and
/s/ Connie Jordan	Transmedia and Director
Connie Jordan

/s/ Webb Blessley	Treasurer, Secretary, and Director	April 15, 2015
Webb Blessley

