Form 10-K/A
period 2014-12-31
UBIQUITY, INC.
filed 2015-04-30
CIK 1538329

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

EXPLANATORY NOTE

Ubiquity, Inc. is filing this Amendment No. 1 to Form 10-K on Form 10-K/A to amend our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on April 15, 2015. The purpose of this Form 10-K/A is solely to disclose that the financial statements are not audited and the reports of the independent registered public accounting firms of KLJ & Associates, LLP and Silberstein Ungar, PLLC have been removed from this Amendment No. 1.

Once our new auditor, Hartley Moore Accountancy Corporation (“HMCPA”) completes its audit of the fiscal year ended December 31, 2014, we will file an amendment to our Form 10-K/A which will include audited financial statements.

2

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

Item 8.      Financial Statements and Supplementary Data.

UBIQUITY INC.

FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2014

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

BALANCE SHEETS (UNAUDITED)

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

STATEMENTS OF OPERATIONS (UNAUDITED)

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

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

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

STATEMENTS OF CASH FLOWS (UNAUDITED)

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

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

On April 15, 2015, Ubiquity, Inc. accepted the resignation of KLJ from their engagement to be the independent certifying accountant for the Company.

KLJ did not issue an Auditors’ Report for the fiscal year ended December 31, 2013 and did not issue an Auditors’ Report to be relied upon for the fiscal year ended December 31, 2014.

During KLJ’s audit of the Company’s 2014 fiscal year and through April 23, 2015, there were the following disagreements with KLJ: (1) the valuation of certain intangible assets from the beginning of the fiscal 2014 through the year then ended; and (2) the filing of the Form 10-K for the fiscal year ended December 31, 2014 prior to receiving KLJ’s consent. Except as discussed above in terms of the valuation of intangible assets and such effects on the 2013 and 2014 fiscal years, and the inappropriate filing of the 2014 Form 10-K, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K

On April 28, 2015, the Company’s Board of Directors approved the engagement of Hartley Moore Accountancy Corporation (“HMCPA”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2014.

During the fiscal years ended December 31, 2014 and December 31, 2013 and the subsequent interim period through April 28, 2015, the date of engagement of HMCPA, the Company did not consult with HMPCA regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K). Ubiquity, Inc has chosen HMCPA as they are closer to the corporate headquarters and will increase the efficiency in both cost and communication.

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
Christopher Carmichael
Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

Dated:	April 30, 2015

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated:	April 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Co-Chairman of	April 30, 2015
the Board
/s/ Christopher Carmichael	(principal executive officer)
Christopher Carmichael

/s/ Brenden Garrison	Chief Financial Officer	April 30, 2015
Brenden Garrison	(principal financial and accounting officer)

/s/ Nicholas Mitsakos	Co-Chairman of the Board	April 30, 2015
Nicholas Mitsakos

	Senior Executive Vice President of	April 30, 2015
Intellectual Property and
/s/ Connie Jordan	Transmedia and Director
Connie Jordan

/s/ Webb Blessley	Treasurer, Secretary, and Director	April 30, 2015
Webb Blessley

