Form 10-K/A
period 2014-12-31
UBIQUITY, INC.
filed 2015-08-07
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

AMENDMENT NO. 1

(Mark One)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: $20,246,400.

Number of the issuer’s common stock outstanding as of: July 29, 2015 - 125,625,578

Documents incorporated by reference: None.

Explanatory Note

As discussed on Form 8-K filed April 23, 2015, on April 15, 2015, the Company’s Form 10-K report for the fiscal year ended December 31, 2014 was filed inadvertently without the permission of KLJ & Associates, LLP (“KLJ”) and the company. Therefore, the Company, as advised by KLJ on April 15, 2015, deemed the Original Filing to be non-compliant pursuant to SEC Rules and Regulations. As a result, the financial statements and the Auditors’ Report included therein should not be relied upon due to KLJ not authorizing the issuance of their audit report and the Form 10-K as their audit had yet to be completed. The Company filed an amended Annual Report on Form 10-K/A on April 30, 2015 removing KLJ’s opinion.

During the course of the external audit of our financial statements for the year ended December 31, 2014, management and representatives of HM discussed the accounting methodology of the Company’s intangible assets, and as a result of those discussions, management has concluded that a reduction of its intangible assets was required as of December 31, 2013, and that the majority of such reduction should have been recorded as of December 31, 2012. This reduction resulted from corrections of errors related to capitalized costs related to internally developed intangibles, capitalized costs related to book properties, and costs incurred in connection with the development of the Company’s website. The reductions in the carrying values of the Company’s intangible assets are non-cash items. Also Generally accepted accounting principles require that if an entity is the primary beneficiary of a variable interest entity (VIE), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements. Ubiquity, Inc. considers itself to be the primary beneficiary of SME, and accordingly, has consolidated these entities beginning in January 2014, with the equity interests of the unaffiliated investors in SME presented as Non-controlling Interests in the accompanying consolidated financial statements.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10- K/A (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future operations, future cash needs, business plans and future financial results, and any other statements that are not historical facts.

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

PART I

Item 1. Business

Ubiquity, Inc. (“Ubiquity” or the “Company”) is focused on providing a platform which enables anyone to connect to internet - based content on any type of device. Ubiquity’s unique technology and robust patent portfolio has led to the development of the Company’s signature product, the Sprocket. The Sprocket can be easily downloaded onto any type of device (such as mobile phone, tablet, laptop, etc.) and then easily customized to provide the user with easy access to all web-based content, social media outlets, video-based content, private networks, social networks, personalized files, intelligent search, and virtually all other media. In short, the Sprocket provides easy and expedited access to content in the manner and choices selected by the user. The Sprocket also provides detailed analytics and data on the end-users, delivering tremendous value as a marketing tool to the content providers and advertisers.

The Company believes it can license the Sprocket platform to third-party companies, such as telecom companies and large enterprises, enabling these customers to develop personalized applications either for their customer base or within their enterprise. It is envisioned that the end-user will pay a nominal monthly fee for the Sprocket, that nominal fee would be multiplied by the total number of users, resulting in a potentially substantial license fee to the Company in the form of recurring revenue.

The Company has developed several unique products that function very effectively on the Sprocket platform, such as GiftSender (a mobile wallet); Monkeybars (a social mobility distribution platform); and, its own video search engine. The Sprocket platform is also a powerful incubator. Third-party developers can use its common standard to develop effective apps that address any range of users’ needs and applications. The Company also has proprietary video intelligence software which it proposes to sell to government customers.

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

Ubiquity Products and Services

UBIQUITY PRODUCTS

Sprocket

The Sprocket Platform is a vertical and highly scalable engagement platform which leverages single sign on with data capturing and customized content aggregation along with integrated global search to create dynamic analytics and business intelligence that is proprietary to its product offerings. The Sprocket Platform enables seamless navigation, immersive content interaction with a convenient interactive dashboard automated processes, and point-and-click simplicity. The platform also provides a comprehensive back end database that intelligently collects opt in application user information. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Sprocket Platform is complete and is currently being offered to enterprise and white-label customers.

GiftSender

GiftSender is a mobile wallet with a dynamic social user engagement platform leveraging the Sprocket platform that powers mobile distribution of digital gift cards, digital payments and transfers. Fully integrated with iOS and Android native mapping, GiftSender geo-target’s consumers allowing for targeted push notifications, giveaways, coupons, rewards and loyalty programs, and discounts customized based on the users profile data providing a new level of customer brand interaction and engagement. GiftSender delivers rich analytics so the brands have the tools to better understand their customers’ needs and spending habits and are able to measure the success of their campaign. GiftSender was successfully beta tested in iOS and Android platforms in the last quarter of 2014. The Company offers this platform to enterprise and OEM customers.

Monkeybars

Monkeybars is a social mobility distribution platform utilizing the Sprocket platform that enables artists to upload and sell their content and reward their fans/followers for buying and sharing the content. The fan becomes the grassroots digital street team for the artists in a very unique way. The artist decides how much they want to sell their content for and how much of the revenue they want to share with the fans. Never before have artist and fans been able to work together to distribute content and share in the revenue in a unique partnership. The platform also provides a comprehensive back end database that intelligently collects opt in application user information. The application was successfully tested on iOS and Android platforms.

Sponsor Me, Inc.

Utilizing the backdrop of action sports, Sponsor Me will seek to develop a curated content model. Sponsor Me plans to develop its own content, however will rely heavily on existing content sources. Focusing on high end brands, Sponsor Me plans to provide curated authentic programming and relevant content from a variety of sources such as cars, fashion, food, wine, travel, tech and other related areas of interest. Curators will offer their recommendations, commentaries, and observations all designed to drive merchandise sales. The company intends to utilize its Sprocket and other patented technology to create a highly engaging social, mobile content network.

Generally accepted accounting principles require that if an entity is the primary beneficiary of a variable interest entity (VIE), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements. Ubiquity, Inc. considers itself to be the primary beneficiary of SME, and accordingly, has consolidated these entities beginning in January 2014, with the equity interests of the unaffiliated investors in SME presented as Non-controlling Interests in the accompanying consolidated financial statements.

Under ASC 810-10 the Primary Beneficiary is the party that has both of the following:

1. The power to make decisions regarding the activities that most significantly impact the success of the VIE, and

2. The obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE.

When multiple parties make decisions over different activities of the entity, only the party with power to direct the activities that most significantly impacts the entity’s economic performance will have satisfied the first condition. The Company, through its management and significant stockholders, has the power to direct the most significant activities of SME.

Ubiquity satisfies the second condition because as the primary source of capital beginning in 2014, Ubiquity, Inc. is expected to absorb the losses that will be significant to the VIE.

December 31, 2014

ASSETS

CURRENT ASSETS (1)	2,137
PROPERTY AND EQUIPMENT, NET	2,746
OTHER NONCURRENT ASSETS	5,521

TOTAL ASSETS	$10,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES	134,276
LONG-TERM LIABILITIES	3,120,120

TOTAL LIABILITIES	$3,254,396

(1)	Includes cash of $2,037 at December 31, 2014, respectively, which is included in the Company’s consolidated financial statements, but is used for the operations of the VIE.

On December 31, 2014, the Company entered into a Share Exchange Agreement with Sponsor Me, Inc., a Nevada corporation (“Sponsor Me”). Sponsor Me is a related party as Brenden Garrison is the CEO of Sponsor Me and is also the CFO of the Company. The Effective Date of the transaction was March 31, 2015 and resulted in the acquisition of Sponsor Me. Pursuant to the terms of the Share Exchange Agreement, Ubiquity acquired all of the outstanding capital stock of Sponsor Me from the Sponsor Me shareholders for an aggregate of 3,878,467 shares, of 3.59% of the Company’s common stock, and Sponsor Me became a wholly-owned subsidiary of the Company.

Video Search (MOFF)

The Company’s Match Orientation Field Filter (“MOFF”) software platform specializes in detecting objects and logos that have few artifacts enabling it to perform at a higher degree of efficiently and accuracy than its competition in both live transmissions and video environments. The software utilizes a methodology of detecting geometry over intensity which provides an advantage to our solutions over other products currently in the market.

The company’s object and logo detection software platform provides a semantic understanding by combining edge detection and object tracking to recognize objects and activity within a scene. This allows for the detection of logos, locations and consumer products which can then linked to offers and advertisements. This process can be executed on existing film libraries and/or on new content assets and can be applied to feature films, television programs, and user generated content.

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

MOFF also allows for the detection of objects such as guns, tattoos, license plates, and other artifacts that may be of interest in a security, military or law enforcement environment.

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

DIGITAL CONTENT

Ubiquity Studios-Connecting Mobile and Streaming Media

Designed from the ground up for Digital Cinema Production and with the digital lifestyle in mind, Ubiquity’s 32,000 square foot digital media production facility is based in the rapidly growing research center in Irvine, California. It is perfectly situated to service the booming film and television industry based in Los Angeles, as well as the expanding demands of Irvine’s technology center. The Company utilizes its studios to build content for its digital media, educational, enterprise, and government customers. Ubiquity Studios is a complete digital cinema solution and is ready for professional quality production of feature films, broadcast television properties and digital media.

Ubiquity Studio ’s current projects include the untitled major motion picture the Queen Mary project, untitled major motion picture the Soccer Project, Sneaker Pimps, What’s Chasing You, Yes Girls, and Wave Warriors, all of which are being developed for multi-screen delivery.

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

Patents

Issued Patents:

The following patents have been granted and issued by USPTO:

●	Patent No.US 7,464,344 “Systems and Methods for Immersive Advertising,”

●	Patent No.US 8,533,632 “System and Method for Immersive Advertising,”

●	Patent No.US 8,527,906 “System and Method for Immersive Advertising,”

●	Patent No. US 7,590,556 “System and Method for Providing Lifestyle Specific Information Services, and Products Over a Global Computer Network Such as the Internet”

●	Patent No. US 7,588,180 “Multi-Application Smart Card with Currency Exchange, Location Tracking, and Personal Identification Capabilities,”

●	Patent No.US 7,913,919 “Multi Application Smartcard with Currency Exchange, Location, Tracking and Personal Identification Capabilities,”

●	Patent No.US 8,479,981 “Multi-Application Smart Card with Currency Exchange, Location Tracking, and Personal Identification Capabilities,”

●	Patent No.US 7,953,452 “Cellular Multiscreen System,”

●	Patent No.US 8,265,707 “Cellular Multiscreen System,”

●	Patent No.US 7,996,788 “System and Method for Navigating a Dynamic Collection of Information,”

●	Patent No.Taiwan 351,637 “System and Method for Navigating a Dynamic Collection of Information,”

●	Patent No.US 8,032,113 “Value Added Transaction Gateway for Video Clips,”

●	Patent No. US 8,040,216 “Virtual Entry Assistant Using Automated Greeter” (Virtual Security Guard),

●	Patent No.US 8,155,947, “Multi-Lingual Translation System Using Character Set,”

●	Patent No.US 8,170,239 “Virtual Recording Studio and Virtual Visual Experience Systems,”

●	Patent No.US 8,311,901 “Method and Systems for Distributing products via a wide-area network such as the Internet,”

●	Patent No.US 8,401,083 “Extreme Video Compression over a Fixed Bandwidth Channel,” and

●	Patent No.US 8,467,775 “Digital Data Compression in a Cellular Phone,” and

●	Patent No.US 8,929,434 “Video Enhancement Internet Media Experience.”

Approved Patent Applications:

The following patent applications have been granted and are in the process of being issued by USPTO:

●	Approved Patent Application No. 14/023,137 “System and Method for Immersive Advertising,” and

●	Approved Patent Application No. 13/935,520 “A Multi Application Smartcard with Currency Exchange, Location, Tracking and Personal Identification Capabilities.”

Patent Applications:

The following patent applications have been filed and are in the process of being reviewed by USPTO:

●	Patent Application No. 12/536,358 “System and Method for Providing Lifestyle Specific Information, Services, and Products Over a Global Computer Network Such as the Internet,”

●	Patent Application No. 11/782,448 “Fly Buy Coupon System,”

●	Patent Application No. 11/866,937 “Internet Media Experience Compression Scheme,”

●	Patent Application No. 11/854,454 “Video Transmitting Over Cellular Carrier,”

●	Patent Application No. 13/004,592 “WEAV Video Compression System,”

●	Patent Application No. 13/305,304 “WEAV Video Super Compression System,”

●	Patent Application No. 11/959,076 “Cell Phone with Personalization of Avatar,”

●	Patent Application No. 11/958,343 “Interactive Puzzle Game over a Portable Device,”

●	Patent Application No. 11/852,135 “Mobile Movie Editing System,”

●	Patent Application No. 13/763,800 “My Faves Section for a Website,”

●	Patent Application No. 13/176,313 “Video over Internet to Multiple Display Devices” (IP Streaming),

●	Patent Application No. 12/721,945 “Tagging Video Content,”

●	Patent Application No. 12/753,895 “Medical Scan Clip on for a Portable Device,”

●	Patent Application No. 12/754,339 “On the Go Karaoke,”

●	Patent Application No. 12/860,147 “Message Over Cell Phone System,”

●	Patent Application No. 13/184,687 “Movie Book,”

●	Patent Application No. 13/221,309 “Mobile Gift Card,”

●	Patent Application No. 13/529,735 “Video Cell Phone Messenger,”

●	Patent Application No. 13/535,081 “Web 3.0 Content Aggregation, Delivery and Navigation System,”

●	Patent Application No. 13/890,075 “Intelligent Video System Using Electronic Filter,”

●	Patent Application No. 13/775,462 “Feature Detection Filter Using Orientation Fields (MOFF),”

●	Patent Application No. 13/854,784 “Transmedia Storytelling Tracking and Mapping System,”

●	Patent Application No. 14/061,567 “System and Method for Mobile Gift Distribution,”

●	Patent Application No. 13/920,286 “Digital Data Compression in a Cellular Phone,”

●	Patent Application No. 14/061,567 “System and Method for Mobile Gift Distribution,”

●	Patent Application No. 14/215,670 “Sprocket Shaped User Interface for Navigating a Dynamic Collection of Information ,”

●	Patent Application No. 14/316,578 “Sprocket Shaped User Interface for Navigating a Dynamic Collection of Information Collected by a Gateway Device at User Premises,”

●	Patent Application No. 14/320,442 “Sprocket Shaped User Interface for Navigating a Dynamic Collection of Information on a Mobile Device,” and

●	Patent Application No. 14/177,492 “System and Method for Displaying Data Feeds from Multiple Online Social Networks.”

Customers

The Company proposes to sell its products directly to businesses, digital media enterprise, education, and government customers. The Company believes providing direct contact with its customers is an effective way to demonstrate the advantages of its products over those of its competitors.

Competition

The Company is focused on expanding its market opportunities related to mobile communication, media devices, and digital content. These industries are highly competitive and include several large, well-funded and experienced participants. The Company expects competition in these industries to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses.

The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances. Competitors may include media and social aggregation products from startups and companies in existence today such as, Instagram, Vine Flipboard, Pulse etc., as well as traditional program and grid-guide providers such as Rovi, TV Guide, and Zap2it etc. We may face competition from a number of large companies that have expertise in developing online commerce, content distribution, social networking, online readers, and mobile cross platform products and in facilitating online interaction such as Google, FaceBook, You Tube, Apple, Microsoft, Samsung, Yahoo, Snapchat, American Express and others. The Company expects competition in these industries to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses.

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

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and to expand the range of its product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Total research and development expense was $444,811 and $440,745 in 2014 and 2013, respectively.

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

Recent Developments

Sprocket HK

On March 13, 2015 (the “Effective Date”) Ubiquity, Inc. has entered into a Non-Exclusive Commercial Technology License Agreement (the “License Agreement”) with Sprocket HK Limited (“Sprocket HK”), a Hong Kong limited liability company. Pursuant to the terms of the License Agreement, the Company agreed to grant to Sprocket a domestic and international non-exclusive license to make, use, copy and distribute products and services based upon the technology owned by the Company. Sprocket HK will also negotiate licenses with third parties, subject to the terms and conditions set forth in the License Agreement. The license grant is conditioned on the parties’ mutual approval of a “Corporate Memo of Understanding” within 30 calendar days from the Effective Date of the License Agreement.

Sprocket HK was established to create a footprint in the Asian pacific marketplace. Under the terms of its license agreement Sprocket HK will endeavor to secure licensing revenue of Sprocket and engage foreign distribution licensees. Ubiquity Inc. has a 51% non diluteable share ownership and is to receive 60% of the gross revenue derived from the licensing of the IP (Sprocket).

Strategic Capital Management (SCM) have invested a significant amount of capital into Ubiquity, Inc. and Sprocket HK was established assuming the value amount that was invested by SCM and it’s investors. Other significant shareholders in Sprocket HK are SCM, TLC, Pty, Ltd, ARIE Fund and Steve Koskie. Members of TLC Pty Ltd are composed of Strategic Capital Management investors and executives. The managing member of ARIE fund is James Tsiolis who also holds one of the 3 board seats of Sprocket HK. Steve Koskie is currently a consultant at Ubiquity, Inc.

Sprocket HK has secured its first licensee iWebgate that put the Sprocket into their mobile containers. iWebgate intends to distribute their containers to telco’s and government agencys. iWebgate has recently entered into an agreement to distribute its mobile container including the Sprocket to Australia’s telcom Telstra.

iWebgate Ltd is listed on the ASX under the symbol IWG.

Acquisition of Coversant, Inc.

On January 27, 2015 (“Effective Date”), Ubiquity, by and through its wholly owned subsidiary, Ubiquity Merger Sub, Inc. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Coversant, Inc. (“Coversant”), a California corporation. Pursuant to the Merger Agreement, Coversant will be merged with Merger Sub, which will be the surviving entity (the “Merger”). On March 19, 2015, the Company, Merger Sub and Coversant consummated and closed the Merger and an Agreement of Merger was submitted to the State of California. Pursuant to the terms of the Merger Agreement, upon the closing of the Merger, the Coversant shares issued and outstanding immediately prior to the Effective Date shall be converted automatically into the right to receive an aggregate of 13,242,334 restricted shares of the Company’s common stock, distributed to the shareholders of Coversant on a pro rata basis.

Coversant is a developer of an “Internet of Things Service Bus” (IoT-SB) which can securely and efficiently connect devices, sensors, and actuators to users, applications and databases for data analysis and process control. Coversant is one of two software platforms in the world that has passed rigorous Defense Information Systems Agency, and placed on the Unified Capabilities Approved Product List (UCAPL). Coversant’s protocol, based on XMPP, is mandated by the Department of Defense for real time communication for voice, video, chat, messaging and presence. On March 20, 2015, the Company issued a press release announcing that the Company had closed the Merger.

Since the Merger Date, the Coversant has been unable to prepare audited financial statements. Due to the fact that the Company was not able to file Coversant’s audited financial statements as required by Form 8-K, Item 9, Paragraph (a)(4), on June 8, 2015 the Company informed the former CEO of Conversant that the Merger Agreement was terminated and that the Company will be taking the necessary steps to unwind the transaction.

The Company had not yet taken any steps to integrate Conversant into the operations of the Company, and the Company has not yet utilized any of the assets of Conversant or combined the financial results of Conversant into the financials of the Company. The Company believes that the termination of the Merger Agreement will not have a material effect on its operations.

Acquisition of Sponsor Me, Inc.

On December 31, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Sponsor Me, Inc. (“Sponsor Me”), a Nevada corporation, a related party. The Effective Date of the transaction was March 31, 2015 (the “Effective Date”) and resulted in the acquisition (the “Acquisition”) of Sponsor Me. Pursuant to the terms of the Exchange Agreement, Ubiquity acquired all of the outstanding capital stock of Sponsor Me from the Sponsor Me shareholders for an aggregate of 3,878,467 shares, or 3.59% of the Company’s common stock.

Utilizing the backdrop of action sports, Sponsor Me will seek to develop a curated content model. Sponsor Me plans to develop its own content, however will rely heavily on existing content sources. Focusing on high end brands, Sponsor Me plans to provide curated authentic programming and relevant content from a variety of sources such as cars, fashion, food, wine, travel, tech and other related areas of interest. Curators will offer their recommendations, commentaries, and observations all designed to drive merchandise sales. The company intends to utilize its Sprocket and other patented technology to create a highly engaging social, mobile content network.

Sponsor Me is a related party. Brenden Garrison is the CEO of Sponsor Me and is also the CFO of the Company. Christopher Carmichael is a consultant of Sponsor Me and is also the CEO of the C ompany, and Connie Jordan is a consultant and a director of Sponsor Me, and is also Senior Executive Vice president of the C ompany, collectively owned 80% of the issued shares of Sponsor Me. On the Closing Date, Christopher Carmichael, Connie Jordan and Brenden Garrison, owning an aggregate of 39,625,000 shares of Sponsor Me, cancelled all of their shares in Sponsor Me and were not issued any shares of Ubiquity in the Acquisition. As a further condition to the Acquisition, Christopher Carmichael, Connie Jordan and Brenden Garrison waived accrued salary owed to them in amount of $1,420,864, $1,151,065 , and $247,022, respectively, which amounts represented all accrued salary owed by Sponsor Me to those three individuals.

As a result of the Agreement, the Sponsor Me shareholders transferred all their interest in Sponsor Me to the Company. Sponsor Me became a wholly-owned subsidiary of the Company. Since Sponsor Me is considered a related party, the Company will account for the acquisition of Sponsor Me as an entity under common control using the carry over basis related to Sponsor Me’s assets and liabilities.

Option Agreement with Our CEO

On February 12, 2015, the Board of Directors of Ubiquity, Inc. (the “Company”) approved the execution of an option agreement whereby, Christopher Carmichael agreed to exchange $1,000,000 of his accrued and unpaid salary and directors compensation for 2,561,856 options, at a share price of $0.485 (the “Options”). The options will carry a five (5) year term and vest upon issuance.

The issuance of the Options was completed in accordance with the exemption provided by Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 4(2) of the Securities Act, in that such sale and issuance was made without any public offering to “accredited investors,” as that term is defined under Rule 50.

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

Item 3. Legal Proceedings.

Think Design Media, Inc. and Related Entities

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, on May 27, 2014, Think Design Media, Inc. (“TDM”), filed a lawsuit against the Company claiming breach of a December 2013 consulting contract. TDM disputes the Company’s cancellation of the consulting agreement for non-performance.

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

On or about July 2014 the Company filed a demand for Arbitration with JAMS against Lawrence E. Castro (“Castro”) for breach of the settlement agreement dated August 19, 2013 which was executed to settle and resolve a dispute between the Company and Castro regarding a prior “Work for Hire” relationship between the parties. By way of the settlement Castro received monetary compensation in exchange for providing certain agreements and assurances designed to protect certain intellectual property, business plan, road maps, vendors, investor relationships, employee relationships, contractors and work in progress. The Complaint filed by the company alleges that Castro breached the settlement agreement and is seeking damages in the amount of $176,763 representing a refund of what the Company has paid to Castro, injunctive relief, actuals losses incurred by Castro’s breach, and damages for unjust enrichment including expenses and other damages.

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

Recent Sales of Unregistered Securities

Common Stock for Cash Proceeds

For the year ended December 31, 2014, the Company sold 10,551,572 shares for $8,060,178 in proceeds. The shares were sold to accredited investors, as that term is defined in Regulation D of the Securities Act of 1933. The proceeds of the private placement were used for working capital, operating expenses and business development.

Common Stock for Services

During years ended December 31, 2014 and 2013, the Company issued 1,739,107 and 65,562,914 shares of common stock for services. The Company determined the value of such shares to be $10,568,834 and $11,872,602 for the years ended December 31, 2014 and 2013, respectively. The values were based upon the fair market value of the Company’s common stock on the measurement date, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

Debt Financing

On November 17, 2014, Ubiquity, Inc. closed a financing transaction by entering into a Purchase Agreement dated November 12, 2014 (the “Purchase Agreement”) with KBM Worldwide, Inc. (the “Purchaser”) for an aggregate principal amount of $204,000 (the “Purchase Price”). Pursuant to the Purchase Agreement, the Company issued an 8% Convertible Promissory Note (the “Note”).

The Note earns an interest rate per annum equal to 8% and has a maturity date of August 14, 2015 (the “Maturity Date”). The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the issuance on this Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount at a conversion price equal to 50% discount to the average of the lowest three (3) trading prices for the Common Stock during the twenty (20) Trading Day period immediately prior the conversion date. The Note Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the Note. Since the conversion feature is only convertible after six months, there is no derivative liability as of December 31, 2014. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the note is not repaid prior to the note being convertible significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place.

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

On April 22, 2015, the Company paid the note in full and received confirmation from the Purchaser that the Note has been paid in full.

Common stock issued for the Purchase of Monkey Bars

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

Overview

Ubiquity, Inc. (the “Company,” “We,” or “Us”) f/k/a Ubiquity Broadcasting Corporation , f/k/a Fermo Group, Inc., was incorporated in the State of Nevada on December 2, 2011. The roots of the company dates back to a Delaware corporation originally established in 2007. On March 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), and Ubiquity Broadcasting Corporation, a Delaware corporation (“Ubiquity-DE”).

Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Ubiquity-DE in a statutory reverse triangular merger (the “Merger”), with Ubiquity-DE surviving as a wholly-owned subsidiary of the Company. At the closing of the Merger on September 20, 2013 (the “Closing Date”), we issued Ubiquity-DE shareholders one share of our common stock, par value $0.001 per share for each share of Ubiquity-DE’s common stock, par value $0.001 (the “Share Exchange”). As a result of the Merger, we ceased the historical operations of Ubiquity Broadcasting Corporation a Delaware Corporation and we are a multimedia company focused on the intersection of cloud-based cross platform applications synchronized across all screens for enhancing the digital lifestyle.

The transaction was regarded as a reverse merger whereby Ubiquity-DE was considered to be the accounting acquirer as its management retained control of the Company after the Share Exchange.

Business

C reating IoT (“Internet of Things”) for emerging businesses in social, mobile, analytics, & cloud , the Company is a leader in Multiscreen as a Service (“MaaS”) creating a comprehensive “full stack” engagement platform for multiscreen application environments. The C ompany is the first fully integrated enterprise platform that enables brands to capture, engage, manage and monetize their anywhere anytime users. Ubiquity’s intellectual property and unique cloud-based technology combines MaaS with SaaS to enable its customers to structure their content and data in a mobile cloud to deliver innovative user experiences to their multiscreen communities and audiences worldwide. The C ompany’s products and services include the Sprocket Platform, with a uniform comprehensive warehouse data analytics format; GiftSender, a mobile wallet; Monkeybars, a social mobility distribution platform; and, proprietary video intelligence software. The Company sells to small and mid-size business (“SMB”), digital media, education, enterprise, and government customers. The company also operates a multimedia studio division pushing the creative boundaries of film, digital media, interactive content, and both augmented and virtual reality.

Critical Accounting Policies

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements which we have prepared in accordance with U.S. generally accepted accounting principles. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

While our significant accounting policies are described in more detail in Note 2 of our annual consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists; delivery has occurred; price is fixed or determinable; and collectability of the related receivable is reasonably assured. The Company closely follows the provisions of ASC 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104.

Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Compensation, the Company accounts for share-based payments to employees using the fair value method. All transactions in which goods or services are received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The Company generally uses the Black-Scholes option pricing method to compute the fair value of options or warrants granted for goods or services.

Share based payments to non-employees are accounted for under the measurement and recognition criteria of ASC 505-50 “Equity Based Payments to Non-Employees”.

Issuances of the Company’s common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a “performance commitment” which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to expense in the statement of operations over the contract period. When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

Non Cash Equity Transactions

Shares of equity instruments issued for noncash consideration are recorded at the estimated fair market value of the consideration granted based on the estimated fair market value of the equity instrument, or at the estimated fair market value of the goods or services received whichever is more readily determinable.

Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2014 and 2013, the Company had capitalized software development costs of $2,347,471 and $3,538,761, respectively, for the development of its Sprocket product. Amortization of capitalized software development costs for purchased technology that is technologically feasible at the time of purchase begins upon purchase and for internally developed costs, when the product is available for release to customers. Amortization is computed using a straight-line method over the estimated useful life of 5 years.

During the years ended December 31, 2014 and 2013, the Company incurred research and development costs of $444,811 and $440,745 and amortization expense of $1,463,384 and $778,577, respectively.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements as defined in Item 303(c) of the SEC’s Regulation S-B. We did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special-purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Newly adopted accounting pronouncements

In June 2014 the FASB issued ASU 2014-10 regarding development stage entities. The ASU removes the definition of development stage entity, as was previously defined under generally accepted accounting principles in the United States (U.S. GAAP), from the accounting standards codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP.

In addition, the ASU eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of income, cash flow and stockholders’ equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The Company has chosen to adopt the ASU early for the Company’s financial statements as of September 30, 2014. The adoption of this pronouncement impacted the Company by eliminating the requirement to report inception to date financial information previously required.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its financial statements.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management’s evaluation of the circumstances and management’s plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017; however, the adoption of this guidance is not expected to impact our financial position, results of operations or cash flows.

Plan of Operations

The Company manages its business on e operating segment which is based on a number of its products and services offered. The Company has determined that its products, services, and platforms include Sprocket, GiftSender, Monkeybars, Video Intelligence , and Digital Content Production. The company expects the nature and location of its customers in the America’s, Canada, Europe, Japan and Asia Pacific including Australia will be managed through its licensees, OEM’s, white-label and partner relationships. The Company is committed to bringing the best user experience to its customers through its innovative products and services. The Company’s business strategy leverages its unique ability to design and develop its own platform, software application, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design.

Reportable Segment

We operate as a single reportable segment in developing, marketing, selling, and distributing our products and services.

For segment reporting purposes, we aggregate all of our operations. We base this aggregation on similar economic characteristics; products and services; production processes; types or classes of customers; distribution methods; and the similar nature of the regulatory environment in each location. At the time we have international sales we will aggregate international operations with our United States operations to form one reportable segment.

As of December 31, 2014, we have taken the following steps to implement our business plan:

●	Completed the Acquisition of Monkeybars

●	Completed MVP beta testing of the GiftSender product

●	Completed pilot programs of the Sprocket Platform

●	Continued to develop Intellectual Property around the Company’s products and services

Results of Operations

Comparison for the year ended December 31, 2014 and December 31, 2013

Net Revenue

Net revenue was $ 67,835 and $201,207 for the years ended December 31, 2014 and 2013, respectively. T here was a decrease in net revenue of $ 159,535 . The decrease primarily relates to a decrease in production related revenue of approximately $89,000 and equipment rentals of $ 4 8,000. The inconsistency in our revenues is related to event driven nature of our revenue. Going forward management anticipates earning revenue from a variety of new sources through its products and services; however, until a product and/ or patent license agreement is secured driving a consistent revenue stream management expects inconsistency in its revenue on a go forward basis.

Total Cost of Sales

Cost of sales was $ 180,047 and $153,884 for the years ended December 31, 2014 and 2013, respectively. The increase is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel. Moving forward Ubiquity’s fixed cost of sales should remain fairly consistent for Studio and production services. Once a Licensing agreement is secured there will be an increased cost of sales related to the securing and closing of such licensing deal(s).

Gross profit

Gross profit was ($112,212) and $47,323 for the years ended December 31, 2014 and 2013, respectively. This decrease is primarily attributable to a decrease in production related revenue of approximately $89,000 and equipment rentals of $48,000.

Net Loss

Net Loss was ($ 24,696,241 ) and ( $55,660,467 ) for the years ended December 31, 2014 and 2013, respectively. This decrease in the loss is primarily attributable to continuing operations and the reduction in non-cash stock based compensation loss of ( $46,788,172 ) in 2013 to ( ( $14,101,821 ) in 2014, a decrease of $ 30,286,006 or approximately 7 0%. These charges are a result of the issuance of stock for services, stock compensation, and other equity awards. The Company tries to utilize its stock to pay for services and as an incentive to employees, engineers, and contractors. There were also decreases in outside services and payroll expense of approximately 207,000 and $ 528,000 , respectively. The decrease in these line items primarily relate to decreased market price of the company’s common shares. The reductions in stock-based compensation and other expenses noted were offset by increases to depreciation and amortization of approximately $720,000, professional fees of approximately $607,000, office and computer expenses of approximately $206,000, travel of approximately $167,000 and marketing of approximately $89,000, among other smaller increases. Stock based compensation decreased. Net loss attributable to the non-controlling interest for the year ended December 31, 2014 was ($1,351,405). Net loss attributable to Ubiquity, Inc. was ($23,344,836).

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents of $ 102,286 as compared to $74,300 as of December 31, 2013, representing an increase of $25,949.

Cash used in operating activities increased to ($ 7,832,222 ) for the year ended December 31, 2014 compared to ($6, 221,492 ) for the year ended December 31, 2013. The primary difference from 2013 to 2014 is an increase in expenditures between the years.

Cash used in investing activities decreased to ($ 634,221 ) for the year ended December 31, 2014 compared to ($ 1,373,621 ) for the year ended December 31, 2013. The primary difference from 2013 relates to significant expenditures related to the development of our product lines, patent and trademark costs, and loans made to related parties. Loans to related parties during 2014 were ($187,331) . The purpose of these loans were to provide additional financing to Sponsor Me, Inc., which is in the process of developing various products in which we hold licensing agreements. The loans were expected to be repaid through future licensing and royalty revenues generated by Sponsor Me, Inc.’s products. Effective March 31, 2015, we merged with Sponsor Me, Inc.; see the notes to the financial statements for additional information.

Cash provided by financing activities increased to $ 8,494,429 for the year ended December 31, 2014, as compared to net cash provided of $7, 550,750 for the year ended December 31, 2013. Cash from financing activities increased due to an increase in the sale of common stock of approximately $ 697,000 during 2014 compared to 2013 and due to proceeds from convertible notes payable of $200,000 in 2014. The Company is still dependent upon financing to fund operations. In addition, we have become dependent upon the issuance of convertible notes payable as our stock price has decreased significantly during the year which has limited our ability to sell large cash subscriptions of stock at prices significantly lower than market.

Current cash and cash equivalents will not be sufficient to meet working capital needs over the next 12 months.

Management’s plans regarding this expected deficiency are noted below.

Managements’ Plans / Going Concern

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

The Company is currently in various negotiations for the licensing of their Sprocket platform, however, no formal terms have been agreed upon. To date, revenues from licensing agreements have not been sufficient to fund operations. The Company estimates that approximately $8.5 million in capital will be needed to fund operations for the next 12 months. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, defer costs related to the development of their technologies, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than disclosed below, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations as discussed above. Subsequent to year end, the Company raised $2,165,975 in convertible notes payable, and $517,500 in common stock sales

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data.

UBIQUITY , INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ubiquity, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of Ubiquity, Inc. (formerly Ubiquity Broadcasting Corporation) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ubiquity, Inc. (formerly Ubiquity Broadcasting Corporation), as of December 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has negative working capital, has incurred losses from operations for each of the past two years and has not yet produced continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the change to accumulated deficit at December 31, 2012 relating only to the reduction of the intangible assets balance and related effect on the accumulated deficit, as described in Note 13. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2012 consolidated financial statements of the Company other than with respect to the reasonableness of the accumulated deficit and, accordingly, we do not express an opinion or any other form of assurance on the 2012 consolidated financial statements taken as a whole.

/s/ Hartley Moore Accountancy Corporation
HARTLEY MOORE ACCOUNTANCY CORPORATION
Irvine, CA

August 6, 2015

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013

Assets:
Cash and cash equivalents	$102,286	$74,300
Accounts receivable, net	-	38,105
Prepaid expenses	39,433	422,497
Loans receivable - related parties	247,461	754,647
Other current assets	100	267
Total current assets	389,280	1,289,816

Property and equipment, net	751,184	1,003,546
Other assets:
Other assets	58,993	34,403
Intangible assets, net	7,085,070	5,905,456
Total assets	$8,284,527	$8,233,221

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$577,990	$756,316
Accrued expenses	1,909,354	2,450,601
Credit cards payable	825,854	482,635
Loans payable - related parties	48,251	7,000
Convertible note, net discount of $3,119	200,881	-
Total current liabilities	3,562,330	3,696,552

Accrued expenses, long-term	4,120,120	-
Total liabilities	7,682,450	3,696,552

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 800,000,000 shares authorized, 104,502,111 and 91,119,199 shares issued and outstanding as of December 31, 2014 and 2013, respectively	104,502	91,119
Additional paid-in capital	151,758,762	127,484,313
Accumulated deficit	(146,383,599)	(123,038,763)
Total Ubiquity, Inc. stockholders’ equity	5,479,665	4,536,669
Non-controlling interest	(4,877,588)	-
Total stockholders’ equity	602,077	4,536,669
Total liabilities and stockholders’ equity	$8,284,527	$8,233,221

See accompanying notes to consolidated financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31, 2014	Year Ended December 31, 2013

Revenues	$67,835	$201,207
Total revenues	67,835	201,207

Costs of sales	180,047	153,884
Gross profit (loss)	(112,212)	47,323

Operating expenses:
Meals and entertainment	80,401	84,951
Marketing	170,486	85,744
Outside services	595,903	802,924
Payroll expense	3,397,481	2,869,530
Stock-based compensation	14,101,821	46,788,172
Office and computer	400,020	177,344
Professional fees	2,370,154	1,683,664
Rent	569,710	485,922
Travel	312,173	126,922
Taxes	64,657	51,029
Charitable contributions	74,643	47,066
Bad debt expense	49,355	25,000
Depreciation and amortization	1,866,852	1,035,849
Other operating expenses	417,600	398,673
Total operating expenses	24,471,256	54,662,790

Operating loss	(24,583,468)	(54,615,467)

Other income (expense)
Interest expense	(19,996)	-
Loss on impairment of intangible assets	(120,530)	(45,000)
Loss on acquisition of intangible assets	-	(1,000,000)
Other income (expense)	27,753	-
Total other income (expense)	(112,773)	(1,045,000)

Loss before provision for income taxes	(24,696,241)	(55,660,467)

Provision for income taxes	-	-

Net loss	$(24,696,241)	$(55,660,467)

Loss attributable to non-controlling interest	1,351,405	-

Loss attributable to Ubiquity, Inc.	$(23,344,836)	$(55,660,467)

Net loss per share: basic and diluted	$(0.24)	$(0.80)
Weighted average number of shares outstanding: basic and diluted	97,213,735	69,834,329

See accompanying notes to consolidated financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE YEARS ENDED
DECEMBER 31, 2014 AND 2013

	Common Stock		Preferred Stock		Additional Paid-in	Deferred Stock Based	Accumulated	Non-Controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interest	Equity

December 31, 2012 (as restated)	55,656,942	$55,657	$600,000	$600	$68,431,626	$-	$(67,378,296)	$-	$1,109,587

Merger/recapitalization	12,822,857	12,823	-	-	(12,823)	-	-	-	-
Cancellation of shares	(4,571,429)	(4,571)	-	-	4,571	-	-	-	-
Conversion of preferred stock	685,714	685	(600,000)	(600)	(85)	-	-	-	-
Shares issued for cash	6,210,057	6,210	-	-	7,550,040	-	-	-	7,556,250
Stock options exercised	13,200,000	13,200	-	-	(13,200)	-	-	-	-
Shares issued for services	5,562,914	5,563	-	-	11,867,039	-	-		11,872,602
Shares issued to acquire intangible assets	1,552,143	1,552	-	-	4,405,949	-	-	-	4,407,501
Stock options issued for services rendered	-	-	-	-	35,251,196	-	-	-	35,251,196
Net loss	-	-	-	-			(55,660,467)	-	(55,660,467)

December 31, 2013 (as restated)	91,119,199	91,119	-	-	127,484,313	-	(123,038,763)	-	4,536,669

Shares issued for cash - Ubiquity, Inc.	10,551,572	10,552	-	-	8,049,626	-	-	-	8,060,178
Shares issued for cash - Sponsor Me, Inc.	-	-	-	-	193,000	-	-	-	193,000
Shares issued for services - Ubiquity, Inc.	1,739,107	1,739	-	-	10,567,095	-	-	-	10,568,834
Shares issued for services - Sponsor Me, Inc.	-	-	-	-	131,000	-	-	-	131,000
Shares issued for purchase of assets	1,092,233	1,092	-	-	2,248,908	-	-	-	2,250,000
Stock-based compensation	-	-	-	-	3,084,820	-	-	-	3,084,820
Non-controlling interest in Sponsor Me, Inc. - Initial recording	-	-	-	-	-	-	-	(3,526,183)	(3,526,183)
Non-controlling interest in Sponsor Me, Inc. - Change during year	-	-	-	-	-	-	1,351,405	(1,351,405)	-
Net loss	-	-	-	-	-	-	(24,696,241)	-	(24,696,241)

December 31, 2014	104,502,111	$104,502	$-	$-	$151,758,762	$-	$(146,383,599)	$(4,877,588)	$602,077

See accompanying notes to consolidated financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,696,241)	$(55,660,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,866,852	1,035,849
Stock-based compensation	14,101,821	46,788,172
Contributed interest on related party notes	18,418	-
Bad debt expense	49,355	25,000
Impairment expense	-	1,045,000
Amortization of debt discount	881	-
Changes in operating assets and liabilities:
Accounts receivable	(11,250)	(33,505)
Prepaid expenses	47,439	74,122
Other current assets	(185,515)	-
Accounts payable	(299,877)	(164,710)
Accrued expenses	932,676	641,586
Credit cards payable	343,219	27,461
Net cash used in operating activities	(7,832,222)	(6,221,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans to related parties	(187,331)	(538,475)
Purchase of property and equipment	(49,050)	(270,142)
Other assets	(24,590)	(34,403)
Purchase/acquisition of intangible assets	(392,977)	(530,601)
Cash from SME	19,727	-
Net cash used in investing activities	(634,221)	(1,373,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	200,000	-
Net proceeds from loan payable - related party	41,251	(5,500)
Proceeds from sale of common stock	8,253,178	7,556,250
Net cash provided by financing activities	8,494,429	7,550,750

Change in cash and cash equivalents	27,986	(44,363)
Cash and cash equivalents, beginning of year	74,300	118,663
Cash and cash equivalents, end of year	$102,286	$74,300

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Value of common shares issued for assets	$2,250,000	$4,407,501
Conversion of preferred stock into common stock	$-	$685
Common stock recorded as a prepaid	$-	$1,052,500

See accompanying notes to consolidated financial statements.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1 - NATURE OF BUSINESS

Ubiquity, Inc., formerly Ubiquity Broadcasting Corporation, (“Ubiquity” or “the Company”) was formed in the State of Delaware in February 2007. It then became a corporation in the State of Nevada on February 12, 2007.

Ubiquity, Inc. (Collectively “Ubiquity” or the “Company”) creating IOT (“Internet of Things”) for emerging businesses in social, mobile, analytics, & cloud, is a leader in Multiscreen as a Service (“MaaS”) creating a comprehensive “full stack” engagement platform for multiscreen application environments. The company is the first fully integrated enterprise platform that enables brands to capture, engage, manage and monetize their anywhere anytime users. Ubiquity’s intellectual property and unique cloud-based technology combines MaaS with SaaS to enable its customers to structure their content and data in a mobile cloud to deliver innovative user experiences to their multiscreen communities and audiences worldwide. The company’s products and services include the Sprocket Platform with a uniform comprehensive warehouse data analytics format, GiftSender a mobile wallet, Monkey Bars a social mobility distribution platform, and proprietary video intelligence software , and Sponsor Me, Inc’s editorial driven e-commerce platform.

Reverse Merger

As previously reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2013. On March 5, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Broadcasting Corporation, a privately held Delaware corporation (“Ubiquity-DE”), and Ubiquity Acquisition Corp., a newly formed, wholly-owned Nevada subsidiary of ours (“Acquisition Sub”), pursuant to which Acquisition Sub was merged with and into Ubiquity-DE, and Ubiquity-DE, as the surviving corporation, became our wholly-owned subsidiary (the “Merger”). T he merger closed on September 20, 2013. As a result of the Merger, the Company ceased its prior operations, which were insignificant and became a multimedia company focused on the intersection of cloud-based cross platform applications synchronized across all screens for enhancing the digital lifestyle.

The transaction was regarded as a reverse merger whereby Ubiquity-DE was considered to be the accounting acquirer as its management retained control of the Company after the Share Exchange. As a result of this accounting treatment the historical consolidated financial statements of Ubiquity-DE, the accounting acquirer, are presented for all periods presented. Pro-forma financial information has not been provided as the amounts are insignificant.

Pursuant to the terms and conditions of the Merger Agreement:

●	Each share of Ubiquity-DE’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 19,838,746 shares of our common stock. An aggregate of 19,838,746 shares of the Company’s common stock were issued to the holders of Ubiquity-DE’s common stock.

●	Pursuant to the terms of the Merger Agreement, new members of our board of directors were appointed. Our new board of directors consists of previously the directors and officer of Ubiquity-DE

The purposes of the transactions described in the Form 8-K were to complete a reverse merger and complete a recapitalization of the Company with the result being that Ubiquity-DE became a wholly-owned subsidiary. Our business operations will now focus on the business of Ubiquity-DE in the future and our management will be the management of Ubiquity-DE.

Re-Audited Financial Statements

The Board of Directors of Ubiquity, Inc. determined, after consultation with Company management and the Company's independent registered public accounting firm, that, based on a recent review of the Company's accounting for certain intangible assets and the valuation of certain equity instruments, that certain amounts were not properly accounted for in prior years and the related financial statements were materially misstated. Accordingly, the financial statements for the year ended December 31, 2013 and the beginning retained earnings were re-audited (see Note 13).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Ubiquity Broadcasting Corp., a Delaware corporation for the years ended December 31, 2014 and 2013, and the operations of Sponsor Me, Inc. (“SME”), from January 1, 2014 through December 31, 2014. The Company does not have an equity ownership in SME. However, since SME was primarily owned by officers of the Company. The Company determined that as of January 1, 2014, SME should be consolidated in with the Company’s operations. This determination was based upon the fact that the Company was the primary funding source for SME’s operations. Prior to 2014, SME funded operations through the sale of SME common stock. Effective March 31, 2015, the Company acquired SME, see Note 14 for additional information. All material inter-company accounts and transactions have been eliminated in consolidation.

Generally accepted accounting principles require that if an entity is the primary beneficiary of a variable interest entity (VIE), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements. Ubiquity, Inc. considers itself to be the primary beneficiary of SME, and accordingly, has consolidated these entities beginning in January 2014, with the equity interests of the unaffiliated investors in SME presented as Non-controlling Interests in the accompanying consolidated financial statements.

Under ASC 810-10 the Primary Beneficiary is the party that has both of the following:

1. The power to make decisions regarding the activities that most significantly impact the success of the VIE, and

2. The obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE.

When multiple parties make decisions over different activities of the entity, only the party with power to direct the activities that most significantly impacts the entity’s economic performance will have satisfied the first condition. The Company, through its management and significant stockholders, has the power to direct the most significant activities of SME.

Ubiquity satisfies the second condition because as the primary source of capital beginning in 2014, Ubiquity, Inc. is expected to absorb the losses that will be significant to the VIE.

December 31, 2014

ASSETS

CURRENT ASSETS (1)	2,137
PROPERTY AND EQUIPMENT, NET	2,746
OTHER NONCURRENT ASSETS	5,521

TOTAL ASSETS	$10,404

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES	134,276
LONG-TERM LIABILITIES	3,120,120

TOTAL LIABILITIES	$3,254,396

(1)	Includes cash of $2,037 at December 31, 2014, respectively, which is included in the Company’s consolidated financial statements, but is used for the operations of the VIE.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership’s 100% share of net losses of SME incurred during the year ended December 31, 2014.

Cash and Cash Equivalents

For purposes of the accompanying consolidated financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Bad debt expense was $49,355 and $25,000 for the years ended December 31, 2014 and 2013, respectively. The allowance for doubtful accounts was $70,000 and $25,000 at December 31, 2014 and 2013, respectively.

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

Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2014 and 2013, the Company had capitalized software development costs of $2,347,471 and $3,538,761, respectively, for the development of its Sprocket product. Amortization of capitalized software development costs for purchased technology that is technologically feasible at the time of purchase begins upon purchase and for internally developed costs, when the product is available for release to customers. Amortization is computed using a straight-line method over the estimated useful life of 5 years.

During the years ended December 31, 2014 and 2013 , the Company incurred research and development costs of $444,811 and $440,745 and amortization expense of $1,463,384 and $778,577, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over periods ranging from five to fifteen years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. All of Ubiquity’s intangible assets are subject to amortization. See Note 5 for additional information.

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

Fair Value of Financial Instruments

The Company follows the guidance of Accounting Standards Codification (“ASC”) 820: Fair Value Measurement and Disclosure. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

Cost of Revenue

Cost of revenue includes the direct costs to distribute the product and the direct costs to provide online services, production, consulting, product support, licensing opportunities, training and certification of sub-contractors.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $180,882 and $85,744 for the years ended December 31, 2014 and 2013, respectively.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of ASC Topic 718: “Compensation - Stock Compensation”, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values. The Company generally estimates the grant date fair value of stock options using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant, the expected stock price volatility over the expected term of the award, the risk-free interest rate for the expected term of the award and expected dividends. The Company recognizes stock-based compensation expense on a straight-line basis over the service period of the award.

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

Common stock issued in connection with services whereby the performance is complete and for asset acquisitions are typically valued using the closing market price of the Company’s common stock on the date of the agreement.

In accordance with the guidance, an asset acquired in exchange for issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company has accounted for certain issuances as prepaid assets in the accompanying consolidated balance sheets.

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

Use of Estimates

Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, valuation of the Company’s common stock and common stock options prior to being publically traded, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when the Company reaches technological feasibility for its products; the potential outcome of the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from these estimates and assumptions.

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

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-15, Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the consolidated financial statements are issued (or available to be issued when applicable). The guidance is effective for fiscal years beginning after December 15, 2016 and for interim periods within that fiscal year. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements as we currently disclose that there is substantial doubt regarding our ability to continue as a going concern.

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31:

	December 31, 2014	December 31, 2013

Commissions	$-	$46,309
Stock based compensation	-	301,222
Short term deposits	39,433	34,003
Legal	-	39,833
Miscellaneous	-	1,130
Total prepaid expenses	$39,433	$422,497

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment recorded at cost consisted of the following as of December 31:

	December 31, 2014	December 31, 2013
Machinery and equipment	$486,122	$477,104
Office equipment	881,100	879,450
Leasehold improvements	641,599	594,199
Subtotal	2,008,821	1,950,753
Accumulated depreciation	(1,257,637)	(947,207)
Property and equipment, net	$751,184	$1,003,546

Depreciation expense was $30 5,965 and $257,272 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company’s capitalized costs in relation to developing and acquiring intangible assets, consisted of the following as of December 31:

	December 31, 2014	December 31, 2013

Patents and trademarks	$1,337,798	$1,117,763
Media projects	650,735	363,850
Websites	542,579	57,025
Invicta immersive property	1,950,000	1,950,000
Think Mobile Giftsender	1,652,395	1,645,875
Think Media	1,495,580	1,495,580
Biznexion	135,250	135,250
Digital Magazine	250,000	250,000
Monkeybars	2,250,000	-
Subtotal, intangible assets	10,264,337	7,015,343
Accumulated amortization	(3,179,267)	(1,109,887)
Intangible assets, net	$7,085,070	$5,905,456

Additions to Intangible Assets

Additions to the intangible assets primarily relate to the Company’s development of patents and trademarks, the Sprocket platform, GiftSender, Monkeybars, MOFF, and studio projects. The Company has incurred significant costs for intangible assets in the past and does not expect to see intangible costs level out or drop in the future as the Company continues to invest and develop its intellectual property. The Company analyzes these assets typically on an annual basis, during the fourth quarter, and when there are other indicating factors, see below for discuss regarding impairments recorded.

On April 23, 2014, the Company entered into an asset purchase agreement (the “Monkeybars Agreement”) with Monkeybars Inc. (“Monkeybars”) whereby the Company acquired all of the assets of Monkeybars. In exchange, the Company issued to Monkeybars 1,092,233 shares of restricted common stock, which has an aggregate value of $2,250,000, based upon a market price per share of $2.06 on the date the parties entered into the Monkeybars Agreement. Monkeybars has a music platform that combines a cloud content storage, a sharing application, and social networking search technology. The Company accounted for the transaction as an asset acquisition as Monkeybars’ products acquired had yet to generate any revenues and did not constitute a business. The Company is currently evaluating the estimated life of the assets acquired but has recorded amortization expense from the date of acquisition using a five year period. The Monkey Bars software embodies Ubiquity’ claims as detailed in the company’s Lifestyle Portal Patent; Patent No. US 7,590,556 “System and Method for Providing Lifestyle Specific Information Services, and Products Over a Global Computer Network Such as the Internet” and the Virtual recording studio;

●	Patent No.US 8,170,239 “Virtual Recording Studio and Virtual Visual Experience Systems,”

On July 12, 2013, the Company acquired intangible assets, including the Social Mashup and IPTV, from Think Design Media Inc., a California corporation, for 683,371 shares of common stock for a total purchase price of $1,495,580, based on the approximate price of shares being issued for cash prior to the Company being a publicly traded company. The applications acquired were done so to enhance the company’s Sprocket platform. The IPTV software embodies many of the claims of the IP Streaming patent.

●	Patent Application No. 13/176,313 “Video over Internet to Multiple Display Devices” (IP Streaming),

Additionally on July 12, 2013, the Company acquired intangible assets, including Gift Sender, from Think Mobile, Inc., d/b/a GiftSender, a Delaware corporation, for 683,371 shares of common stock and $151,000 in cash for a total purchase price of $1,652,395, based on the approximate price of shares being issued for cash prior to the Company being a publicly traded company The applications acquired were done so to enhance the company’s Sprocket platform, by allowing the end user to more easily purchase items within the Sprocket as well as send money and gift cards to both users and non-users. The Giftsender software embodies many of the claims of the World Smart Card family of patents and the fly-buy coupon patent.

●	Patent No. US 7,588,180 “Multi-Application Smart Card with Currency Exchange, Location Tracking, and Personal Identification Capabilities,”

●	Patent No.US 7,913,919 “Multi Application Smartcard with Currency Exchange, Location, Tracking and Personal Identification Capabilities,”

●	Patent No.US 8,479,981 “Multi-Application Smart Card with Currency Exchange, Location Tracking, and Personal Identification Capabilities,”

●	Patent Application No. 11/782,448 “Fly Buy Coupon System

Also on July 12, 2013, the Company acquired intangible assets, including ZoneBox, from Biznexion, Inc., a Delaware corporation, for 61,829 shares of common stock for a total purchase price of $135,250, based on the approximate price of shares being issued for cash prior to the company being a publicly traded company The applications acquired were done so to enhance the company’s Sprocket platform. The Zonebox software embodies many of the claims of the Sprocket patent Patent No.US 7,996,788 “System and Method for Navigating a Dynamic Collection of Information,”

On September 30, 2013, the Company acquired intangible assets of Acosta Investments relating to the digital magazine a California Limited Liability Corporation, for 114,286 shares of common stock for a total purchase price of $250,000, based on the approximate price of shares being issued for cash prior to the Company being a publicly traded company . The shares were valued at $1,250,000 on the date of the agreement, based on the closing price of the Company’s common stock shortly after. As such the digital magazine asset was booked at $250,000 and a loss on the purchase of the digital magazine was recorded for $1,000,000. The digital magazine application (“Magazine”) is designed to give users a new interactive magazine viewing experience using videos and interactive advertising related to various products within the article. The platform has the ability to create a magazine from scratch by uploading text for articles, images, video and audio files. This digital magazine application is intended to become a blade on the Company’s Sprocket platform for distribution of news and other editorial content. The Digital Magazine software platform embodies many of the claims of the Movie Book patent and the tagging video content;Patent Application No. 13/184,687 “Movie Book,” Patent Application No. 12/721,945 “Tagging Video Content,”

In 2010, Ubiquity acquired TaC Friends and associated IP for 57,143 shares of common stock valued at $31,500 , based on the approximate price of shares being issued for cash around the date of acquisition. TaC Friends promotes the use of anonymous SMS and MMF messaging so people interested in social networking do not have to give up their true identity. Ubiquity anticipates that the integration of TaC friends into its Sprocket will enable users to enjoy a mobile lifestyle and the need to always be in touch and using the platform. Patent pending TaC Method of secure and anonymous MMS/MMF communications using a wide area network.

Amortization expense for all intangible assets was $1,463,384 and $778,577 for the years ended December 31, 2014 and 2013, respectively.

Annual Impairment Analysis

The Company currently has various projects in development; however, the focus in 2014 has been on finalizing and bringing to market Sprocket. Currently, the Company is focusing its attention on technologies and functionality related to the Sprocket platform and other items, such as GiftSender, Monkeybars, MOFF, in which are expected to either be integrated with Sprocket or have a direct benefit from it. Thus, the Company has determined that Sprocket represents the primary asset as it represents the most significant component asset from which the asset group derives its cash-flow-generating capacity. At December 31, 2014 and 2013, the Company reviewed whether or not there were any indicating factors that the carry value of the Company’s intangible assets had been impaired. There were various factors in which indicated that impairment was necessary, including the lack of revenues generated from the intangibles. However, as part of this analysis, the Company reviewed the status of each project, including those considered to be within the Sprocket Asset Group, in which the intangible assets related to and the future estimated cash flows from those projects. In determining future estimated cash flows, the Company used the best current information available to them which consisted primarily of license contracts currently being negotiated, estimated costs to maintain, etc. Based upon the Company’s analysis, it was determined that impairment at December 31, 2014 and 2013 was not warranted.

However, the Company did record a l oss on impairment of intangible assets of ($120,530) and ($45,000) during years ended 2014 and 2013, respectively, relate to assets that were no longer being developed by the Company.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Salaries and wages - Ubiquity, Inc.	$559,704	$1,453,884
Payroll and other taxes	1,145,125	984,831
Accrued consulting fee - BOD Member	150,000	-
Accrued rent	52,558	-
Other	1,967	11,886
Total current accrued expenses	1,909,354	2,450,601

Salaries and wages, long-term - Ubiquity, Inc.	1,000,000	-
Salaries and wages, long-term - Sponsor Me, Inc.	3,120,120	-
Total accrued expenses	$6,029,474	$2,450,601

The Company’s Chief Executive Officer and Senior Executive Vice President are paid as consultants and thus the required payroll taxes are not withheld and remitted to the appropriate taxing authorities. The Company issues these individuals 1099s which represent amounts paid to them. In connection with this, the Company accrues estimated taxes and penalties due to taxing authorities in which would be potentially due if the taxing authorities were to require the Company’s to pay if the individuals were deemed employees. The Company accrues the taxes at the time in which the amounts payable to the individuals is recorded. During the years ended December 31, 2014 and 2013, the Company recorded $160,293 and $132,459 , in expense. As of December 31, 2014 and 2013, total amounts accrued related to potential payroll taxes and penalties were $890,623 and $730,069 , respectively. Subsequent to year-end, the Company’s Chief Executive Officer forgave accrued salary and bonuses of $1 million dollars in exchange for options to purchase 2,561,856 shares of common stock with an exercise price of $0.485 per share. The options vest immediately and have a five year life. As a result, the amount of the accrued salaries subsequently exchanged for equity has been reflected as long-term as of December 31, 2014 in the accompanying financial statements. In addition, accrued payroll taxes and penalties related to the forgiven salary and bonus of $118,000 were reclassed as the payroll amounts were not paid.

Subsequent to year-end, all accrued salaries and wages plus related payroll taxes related to SME, which related primarily to officers, were forgiven in connection with the acquisition, see Note 14 for additional information. These amounts have been reflected as long-term due to the forgiveness.

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

The Note earns an interest rate per annum equal to 8% and has a maturity date of August 14, 2015 (the “Maturity Date”). The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the issuance on this Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount at a conversion price equal to 50% discount to the average of the lowest three (3) trading prices for the Common Stock during the twenty (20) Trading Day period immediately prior the conversion date. The Note Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the Note. Since the conversion feature is only convertible after six months, there is no derivative liability as of December 31, 2014. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the note is not repaid prior to the note being convertible significant pressure maybe put on the Company’s stock price and additional dilution of current shareholders may take place.

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

Subsequent to December 31, 2014, N ote payable was paid off. See Note 14 for additional convertible notes issued subsequent to year end.

NOTE 8 - RELATED PARTY TRANSACTIONS

Compensation Related

UBIQUITY, INC.

SC Business, Inc.

SC Business, Inc. (“SC”) is an entity owned by the Company’s CFO, Brenden Garrison. SC charged Ubiquity $28,758 for tax/consulting work. In order to assist the Company in accessing its credit card lines (as provided by the Carmichael family – see “Loans Payable – Related Parties” below), SC Business periodically charges the Company’s credit cards through PayPal and remits the related funds, net of fees, back to Ubiquity or to SME. The following is a summary of the transactions between the parties during the years ended December 31, 2014 and 2013:

	2014	2013
Receivable from SC Business, beginning of the year	$437,812	$7,358
Amount charged on Ubiquity Credit Cards by SC Business	2,619,267	1,862,267
Amounts remitted back to Ubiquity	(1,673,407)	(1,194,238)
PayPal fees charged by SC Business	(75,233)	(43,793)
Fees paid to SC Business for services provided in prior years	-	(185,782)
Consulting fees charged by SC Business to Ubiquity	$(28,758)	$(8,000)

Receivable from SC Business	$1,279,681 (1)	$437,812
Amounts remitted to SME (net of approximately $232,000 of amount SME owed to SC Business)	$609,897	$501,950

(1)	The substance of this receivable is that it is due from SME based on the balance being related to amounts remitted from Ubiquity to SME. See note 2 for related elimination of the related balance upon the acquisition of SME. Accordingly, such amounts are eliminated in the consolidation of SME.

Max Gan

Max Gan is an employee of the Company. Max Gan loans the company money periodically and also assists the Company in accessing its credit card lines, Max Gan periodically charges the Company’s credit cards through PayPal. Max Gan,then remits the related amount charged, net of fees, back to Ubiquity. The following is a summary of the transactions between the parties during the years ended December 31, 2014 and 2013:

	2014	2013
Receivable from Max Gan, beginning of year	$125,920	$-
Amount charged on Ubiquity Credit Cards	574,040	682,508
Amounts remitted back to Ubiquity	(393,405)	(512,754)
PayPal fees charged	(42,185)	(23,621)
Service fees charged	$(16,909)	$(20,213)

Receivable from Max Gan, end of year	$247,461	$125,920

Nicholas Mitsakos

Nicholas Mitsakos C is the Company’s Co-Chairman of the Board. The Company entered into a directors retention agreement with Mitsakos on March 22, 2013 for the issuance of 250,000 shares of common stock as amended in July 2013 for the issuance of an additional 250,000 shares of common stock. Finally, the agreement was amended in December 2013, which calls for monthly payments of $25,000 beginning in January 2014. During the years ended December 31, 2014 and 2013, the Company recorded expense of $635,625 and $716,875, respectively, under the contract. As of December 31, 2014 and 2013, the cash amounts owed under the contract were $150,000 and $0, respectively.

Carmichael Enterprises

This entity is owned by Al Carmichael, who is the father of our CEO, Chris Carmichael. Al Carmichael is the signor for the Company’s business credit cards. In exchange for providing the Company with the access to the related credit lines, the Company pays him a monthly fee of $2,500 per month. The Company expensed the $30,000 and $30,000 in consulting fees, and owed him $10,000 and $0, in reference to a note payable at December 31, 2014 and 2013, respectively.

Brittany Carmichael

Brittany Carmichael is the daughter of our CEO, Chris Carmichael and provides secretarial, administrative, and marketing support for the Company. The Company expensed approximately $18,494 and $18,279 related to her salary and personal expenses charged against her salary during the year ended December 31, 2014 and 2013, respectively. The Company issued a 1099 for $18,494 and $10,516 for 2014 and 2013, respectively.

Cameron Carmichael

Cameron Carmichael is the son of our CEO, Chris Carmichael, and provides studio related services to the Company. The Company expensed approximately $7,320 and $7,493 related to his salary and personal expenses charged against his salary during the year ended December 31, 2014 and 2013, respectively. The Company issued a 1099 for $7,320 and $0 for 2014 and 2013, respectively.

Shane Carmichael

Shane Carmichael is the son of our CEO, Chris Carmichael, and provides studio related services to the Company. The Company expensed approximately $4,914 and $7,651 related to his salary personal expenses charged against his salary during the year ended December 31, 2014 and 2013, respectively. The Company issued a 1099 for $4,914 and $1,279 for 2014 and 2013, respectively.

Christopher Carmichael & Connie Jordan

The following is a summary of compensation paid and amounts payable to Christopher Carmichael and Connie Jordan for the year ended December 31, 2014:

	Christopher Carmichael		Connie Jordan
Accrual – December 31, 2013	$1,053,398		$181,241
Add SME – January 1, 2014	1,220,863		971,065
Annual Salary – Ubiquity, Inc.	539,400		264,400
Annual Salary – Sponsor Me, Inc.	200,000		180,000
Annual Director Fees	-		-
Bonus -	403,010		120,943
Other	14,994		5,957
Subtotal	3,431,665		1,723,606
Payments	(726,300)	(1)	(524,083	)(1)
Accrual - December 31, 2014	$2,705,365		$1,199,523

(1)	Payments do not include amounts SME paid an aggregate of approximately $61,875 and $59,850 in benefits for the years ended December 31, 2014 and 2013, respectively.

Annual Salary

On December 20, 2013, effective January 1, 2014, the Board of Directors approved to increase Christopher Carmichael, the Company’s CEO, annual salary from $420,000 to $525,000. Additionally, the CEO receives and accrues a medical allowance of $1,200 per month. In addition, the CEO receives an annual grant of 300,000 options prior to January 1, 2014 and 600,000 subsequently.

The Company’s CFO receives an annual salary of $225,000 and an annual option grant of 150,000 shares prior to January 1, 2014 and 150,000 subsequently.

The Company’s Senior Executive Vice President, Connie Jordan, received an annual salary of $250,000 during the years ended December 31, 2014 and 2013. Additionally, the Senior Executive Vice President receives and accrues a medical allowance of $1,200 per month and an annual option grant of 200,000 prior to January 1, 2014 and 300,000 subsequently.

Bonus

During the years ended December 31, 2014 and 2013, the CEO earned bonuses of $403,010 and $230,563, respectively , in connection with the bonus provisions of his related employment agreement (see Note 10). During the years ended December 31, 2014 and 2013, the Senior Executive Vice President earned bonuses of $120,943 and $39,168, respectively , in connection with the bonus provisions of her related employment agreement (see Note 10). The Company accounts for the bonuses as payroll expense.

Accrued Amounts Payable to CEO and Senior Executive Vice President

As of December 31, 2014 and 2013, amounts payable to the CEO related to the items discussed above were $1,274,852 and $1,053,398, respectively. See Note 6 for discussion related to $1,000,000 of salary and bonus payable to the CEO exchanged for options to purchase shares of the Company’s common stock. As of December 31, 2014 and 2013, amounts payable to the Senior Executive Vice President related to the items discussed above were $48,458 and $181,241, respectively.

Board of Director Fees

Effective July 1, 2014, the Company revised its policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company’s various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation. As of December 31, 2013, of the board of director fees accrued, $25,000 was due to the CEO and $25,000 and $25,000 was due to the Senior Executive Vice President. During the years ended December 31, 2014 and 2013, the Company accrued $32,500 and $75,000 in such compensation which is included within accrued expenses on the accompanying balance sheet.

Sponsor Me, Inc.

The Company’s CEO, CFO and Senior Executive Vice President receive annual salaries of $200,000, $42,000 and $180,000, respectively, in connection with services performed for SME. As of December 31, 2014, amounts payable in connection with these salaries to the CEO, CFO and Senior Executive Vice President were $1,420,863, $247,022 and $1,151,065, respectively. Subsequent to year end all amounts, including accrued payroll taxes for which payroll wasn’t paid, were forgiven, see Note 14 for additional information. During the years ended December 31, 2014 and 2013 the related officers received payments and benefits of $172,101 and $156,850, respectively.

Brittany Carmichael

The Company expensed approximately $ 17,068 in salary during the year ended December 31, 2014 in which a 1099 was issued in the amount of $8,353 and W-2 in the amount of $8715 for secretarial, administrative, and marketing support for the Company. In addition, SME paid an aggregate of approximately $9,944 and $18,297 in benefits for the years ended December 31, 2014 and 2013, respectively..

Cameron Carmichael –

The Company expensed approximately $21,876 and $24,853 in salary during the year ended December 31, 2014 and 2013, respectively, in which a 1099 was issued for services relating to content creation and distribution via the SME website. In addition SME paid an aggregate of approximately $9,499 and $9,805 in benefits for the years ended December 31, 2014 and 2013, respectively.

Shane Carmichael –

The Company expensed approximately $45,837 and $34,460 in salary during the year ended December 31, 2014 and 2013, respectively, in which a 1099 was issued for services relating to content creation and distribution via the SME website. In addition SME paid an aggregate of approximately $20,900 and $18,672 in benefits for the years ended December 31, 2014 and 2013, respectively.

Options and Common Stock Issued to Related Parties

See Note 9 for discussion of options and common stock granted to management and the board of directors during the years ended December 31, 2014 and 2013.

Loans Payable - Related Parties

Ubiquity, Inc.

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family are up to $800,000 per month.

The Company had certain notes payable outstanding to related parties as of December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the Company borrowed $225,000 and $7,000 from Chris Carmichael for which payment s were made of $232,000 and $0, respectively. As of December 31, 2014 and 2013, Christopher Carmichael was owed $0 and $7,000, respectively. The amounts were unsecured, incurred interest at 8% per annum and due on demand. During the year ended December 31, 2014, the Company recorded accrued interest of $18,418 as contributed capital as the interest on the notes payable was forgiven. The proceeds were used for operations.

Albert Carmichael, a family member of the Company’s CEO, was owed $10,000 and $0 as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

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

Sponsor Me, Inc.

A contractor of Sponsor Me, Inc. was owed $0 and $15,000 as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

Max Gan an employee of Ubiquity, was owed $10,000 and $0 as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

SC Business a company controlled by Sponsor Me, Inc.’s CEO was owed $1,289,681 and $679,784 by SME as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The substance of the amounts due to SC Business is based on the amounts advanced from Ubiquity. Accordingly such amounts at December 31, 2014 are eliminated in consolidation. The proceeds were used for operations and are the result of advances from Ubiquity to SC Business which were then disbursed to SME (See SC Business. section above).

Licensing and Revenues

On August 30, 2010, Ubiquity entered into two separate Patent Licensing Agreements with Sponsor Me Inc., (“SME”) for the License of the “Immersive Advertising Patent” in the amount of $250,000, another agreement for the license of the “Lifestyle Portal” Patent in the amount of $250,000, and also a Lifestyle Portal Web and Mobile Development reimbursement agreement for the production of the SME web and mobile site. The balance due from SME to Ubiquity on these agreements was $190,915 for the year ended December 31, 2013, and included with long term receivable - related parties on the accompanying balance sheet at December 31, 2013. In 2014, the transaction was eliminated in connection with the consolidation of SME, and the unamortized asset balance was insignificant and included in other assets in the accompanying consolidated balance sheet at December 31, 2014 see Note 2 for additional information.

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

Forward Stock Split

On December 13, 2013, the Company received approval from the Financial Industry Regulatory Authority (“FINRA”) to effectuate a forward split of 1 to 4 (the “Forward Split”) in which each shareholder will be issued four (4) shares of common stock in exchange for one (1) share of their currently issued common stock. The stock split has been retroactively applied to this filing.

Preferred Stock

During the year ended December 31, 2013, 600,000 shares of Preferred Stock were converted into 685,714 shares of common stock. There were no shares of preferred stock issued and outstanding as of December 31, 2014 and 2013.

Proceeds from Sales of Common Stock

During the years ended December 31, 2014 and 2013, the Company issued 10,5 5 1,572 and 6,210,057 shares of common stock for cash proceeds of $8,060,178 and $7,556,250, respectively.

Common Stock Issued for Services

During years ended December 31, 2014 and 2013, the Company issued 1,73 9,107 and 5,562,914 shares of common stock for services. The Company determined the value of such shares to be $ 10,568,834 and $ 11,872,602 for the years ended December 31, 2014 and 2013, respectively. The values were based upon the fair market value of the Company’s common stock on the date of performance, which in most cases is the agreement date. Fair value was established based upon the closing market price of the Company’s common stock after the Merger was effective . Prior to the Merger being effective, the fair market value of the Company’s common stock was determined based upon recent cash sales of the Company’s common stock. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

Included in the issuances noted above, on March 22, 2013, the Company entered into an agreement to retain a new co-chairman of the board. The agreement granted 285,714 shares of common stock valued at $0.54 per share for services to be rendered over a twelve month period. In July 2013, the agreement was amended to grant an additional 285,714 shares for services through February 2014 with a fair market value of $0.66. The value of the shares were recorded as a prepaid asset of $1,052,500 and was being amortized over the period of service. During the years ended December 31, 2014 and 2013, stock based compensation expense of $335,625 and $716,875, respectively was recorded. As of December 31, 2013 a prepaid of $335,625 remained in which was amortized during the year ended December 31, 2014.

Included in the issuances noted above, during the year ended December 31, 2014, the Company granted a new member of the board of directors 331,900 shares of common stock. The shares were valued at $2,369,766 based upon the closing market price of the Company’s common stock on the date of performance, which was the date assigned to the board of directors.

Options

On February 1, 2013, the Company granted 71,429 stock options valued at $726,710 with exercise prices of $14.00. The options were valued on the grant dates using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97%, risk-free interest rates of 0.88% and expected lives of 60 months. The options were fully expensed as of December 31, 2013. All outstanding options as of September 9, 2013 were modified to an exercise price of $0. The options were revalued in accordance with ASC 718-20-35. The revaluation resulted in the recording of stock-based compensation totaling $ 25,021,115 recorded during the year ended December 31, 201 3 .

All outstanding options as of September 9, 2013 were modified to an exercise price of $0. The options were revalued in accordance with ASC 718-20-35. The revaluation resulted in the recording of stock-based compensation totaling $25,021,115 during the year ended December 31, 2013.

During the year ended December 31, 2013, the Company granted an aggregate 1,921,663 stock options, including the options granted on February 1, 2013, valued at $10,230,081 with exercise prices of $8.19 - $14.00. The options were valued on the grant dates using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, expected volatility of 97% - 111%, risk-free interest rates of 0.37 - 0.88% and expected lives of 24 - 60 months. The options were fully expensed as of December 31, 2013.

During the year ended December 31, 2014, the Company granted options to purchase 2,536,321 shares of common stock to the board of directors and employees, including 850,000 to the CEO and 550,000 to the EVP for board of director and employment services; 269,331 to the CEO in connection with guarantees made on Company loans/credit cards; 32,767 to the CEO in connection with the Monkey Bars asset acquisition and 834,223 to employees and other board members. The options were valued at $3,827,938 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.87 to $2.41; dividend yield of 0%; expected volatility of 163%; risk-free interest rates of 0.12% and expected life of 60 months. 1,536,321 options were fully vested and expensed as of December 31, 2014. During the year ended December 31, 2014, the Company recorded $3,084,820 in compensation expense in connection with the options. The Company expects to record the remaining unamortized portion of $743,118 during the year ending December 31, 2015.

The Company had the following options outstanding for the years ended December 31, 2014 and 2013:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2013	3,228,571	$9.73
Granted - 2013	1,921,663	10.05
Exercised - 2013	(3,300,000)	9.80
Expired - 2013	-	-
Balance, December 31, 2013	1,850,234	$9.87
Granted	2,536,321	1.17
Exercised	-	-
Expired	-	-
Balance, December 31, 2014	4,386,555	$4.66
Balance, December 31, 2014 - Vested	3,386,555	$5.78

The aggregate intrinsic values of the options on the date of grant were $0 as the Company issues options at the then fair market value of common stock. As of December 31, 2014, all options were exercisable at prices above the fair market value of the Company’s common stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease

On October 7, 2010, Ubiquity entered into a 5 year lease for a building in the city of Irvine, CA. In July 2014, the Company revised their lease agreement for additional square footage. Under the terms of the revised lease agreement, commencing on September 1, 2014, the minimum monthly rent will be $40,953. In addition, the revised lease agreement includes annual rent increases through expiration of January 20, 2020 and other incentives. As of December 31, 2014, the Company recorded accrued rent of $52,558 in connection with straight-lining the rent expense.

The following is summary of payments under non-cancellable rent agreements as of December 31, 2014:

Year ended December 31, 2015	$478,269
2016	517,758
2017	535,314
2018	552,864
2019	570,414
Thereafter	28,960
Total lease commitment	$2,683,579

Employment Agreements

On June 4, 2013, the Company entered into an employment agreement with Christopher Carmichael, the Company’s Chief Executive Officer, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Carmichael Agreement ” ). The effective date of the Carmichael Agreement is July 1, 2013 and has a five (5) year term. The Carmichael Agreement call ed for an initial base salary of $420,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Carmichael Agreement also calls for annual cash bonus es that are equal to two and one half percent (2.5%) of the pretax gross revenue; a three percent (3%) override of gross license fees derived from the company’s products and services; five percent (5%) success fee of the gross private placement capital contributions received by the Company though tied to performance; and, a three percent (3%) override of the gross book value derived from all cashless transactions of the Company. Moreover, the Carmichael Agreement called for the grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. As further compensation, Mr. Carmichael is awarded twenty percent of all gross revenues associated with the project known as “106 Yards ” . On January 1, 2014 , Christopher Carmichael’s employment contract was amended to reflect an annual base salary of $525,000 with bonus compensation of one and one half percent (1.5%) of the gross revenue of the company, a 3% gross override of license fees derived from the company’s products and or services and a five percent (5%) success fee of the gross private placement capital contributions received by the Company though tied to performance; and, a three percent (3%) override of the gross book value derived from all cashless transactions of the Company. On March 1, 2015 , Christopher Carmichael modified his employment agreement to reflect the same base salary but a different bonus structure focusing on the combination and revenue performance of the Company. He also is to receive 600,000 options annually. Beginning March 1, 2015 , Carmichael will receive three and a half percent (3.5%) of gross revenue from any and all corporate activities worldwide and a two and a half percent (2.5%) gross override of the book value derived from all cashless transactions. All cashless transactions are paid out as common stock.

On March 15, 2012, the Company renewed an employment agreement with Connie Jordan, the Company’s Senior Executive Vice President of Intellectual Property and Transmedia, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Jordan Agreement”). The effective date of the Jordan Agreement is March 15, 2012 and has a three (3) year term. The Jordan Agreement call ed for an initial base salary of $198,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Jordan Agreement also call ed for an annual cash bonus that is equal to one percent (1%) of the pretax gross revenue; and, one and one half percent (1.5%) of the net capital contributions received by the Company from strategic partners though tied to performance. Moreover, the Jordan Agreement call ed for the grant of an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share. On January 1, 2014 Connie Jordan’s employment contract was amended to reflect an annual base salary of $250,000 with bonus compensation of one percent (1.%) of the gross revenue of the company, a one and a half percent (1.5%) gross override of license fees derived from the company’s products and or services and a one and a half percent (1.55%) success fee of the gross private placement capital contributions received by the Company. She also is to receive 300,000 options annually. On March 1, 2015 , Connie Jordan modified her employment agreement to reflect the same base salary but a different bonus structure focusing on the revenue performance of the company. Beginning March 1, 2015 , Jordan will receive one and a half percent (1.5%) of gross revenue from any and all corporate activities worldwide and a three percent (3%) gross override of revenue resulting from the successful patent prosecution, litigation, settlement or actions taken by the company.

On August 15, 2013, the Company entered into an employment agreement with Brenden Garrison, the Company’s Chief Financial Officer, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Garrison Agreement”). The Garrison Agreement call ed for an initial base salary of $150,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Garrison Agreement also calls for an annual bonus in the form of stock options to purchase 75,000 shares at an exercise price of $4.00. On January 1, 2014 Brenden Garrison’s employment contract was amended to reflect an annual base salary of $225,000 with bonus compensation of 150,000 options annually.

On January 1, 2012, as amended on August 1, 2013, the Company entered into an employment agreement with Bryan Harpole (the “Harpole Agreement”) to be employed as the Company’s general studio manager on an at will basis. Mr. Harpole will receive an annual salary of $150,000 and is eligible for certain bonuses including an annual bonus in the form of stock options to purchase 75,000 shares at an exercise price of $4.00. Harpole receives a one percent (1%) gross override for all revenue relating to studio revenues.

The foregoing descriptions of the terms of the Carmichael Agreement, Jordan Agreement, Garrison Agreement, and Harpole Agreement do not purport to be complete and are qualified in their entirety by reference to the provisions of such agreements filed as Exhibits 10.1 10.2, 10.3, and 10.4, respectively, are incorporated by reference herein.

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

During the first quarter of 2013, the Employment Development Department of the State of California (the “EDD”) notified the Company that it proposed to categorize our independent contractors as employees and proposed an assessment of additional employment taxes in the amount of $305,885, which represented a contingent liability. The Company filed a formal petition as of April 22, 2013. As of and December 31, 2014, the Company has not received a response or resolution from the EDD and the Company recorded a provision for the assessment as an accrued expense even though the Company believes the independent contractors do not meet the definition of an employee. Subsequent to December 31, 2014, in a letter from the EDD dated July 21, 2015, the EDD issued a final assessment of employment taxes in the amount of $36,128 for the period from October 1, 2009 to September 30, 2012. As resolution on all periods has not been attained, the Company has included approximately $890,363 of estimated taxes, penalties and interest in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2014.

Litigation

Think Design Media, Inc. and Related Entities

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, on May 27, 2014, Think Design Media, Inc. (“TDM”), filed a lawsuit against the Company claiming breach of a December 2013 consulting contract. TDM disputes the Company’s cancellation of the consulting agreement for non-performance.

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

On or about July 2014 the Company filed a demand for Arbitration with JAMS against Lawrence E. Castro (“Castro”) for breach of the settlement agreement dated August 19, 2013 which was executed to settle and resolve a dispute between the Company and Castro regarding a prior “Work for Hire” relationship between the parties. By way of the settlement Castro received monetary compensation in exchange for providing certain agreements and assurances designed to protect certain intellectual property, business plan, road maps, vendors, investor relationships, employee relationships, contractors and work in progress. The Complaint filed by the company alleges that Castro breached the settlement agreement and is seeking damages in the amount of $176,763 representing a refund of what the Company has paid to Castro, injunctive relief, actuals losses incurred by Castro’s breach, and damages for unjust enrichment including expenses and other damages.

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

NOTE 11 - INCOME TAXES

For the years ended December 31, 2014 and 2013, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and had net operating loss carry-forwards of approximately that will be carried forward and can be used through the year 2034 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Income tax benefit attributable to:
Net loss	$(8,396,722)	$(18,924,559)
Permanent differences	4,794,619	15,907,978
Valuation allowance	3,602,103	3,016,581
Net provision for income tax	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$26,153,095	$22,550,993
Valuation allowance	(26,153,095)	(22,550,993)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The Company is currently in various negotiations for the licensing of their Sprocket product line, however, no formal terms have been agreed upon. To date revenues from licensing agreements have not been sufficient to fund operations. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than disclosed above, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. Subsequent to year end, the Company raised $2,165,975 in convertible notes payable.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

NOTE 13 – RE-AUDITED BALANCES

The Board of Directors of Ubiquity, Inc. determined, after consultation with Company management and the Company's independent registered public accounting firm, that, based on a recent review of the Company's accounting for certain intangible assets and the valuation of certain equity instruments, that certain amounts were not properly accounted for in prior years and the related financial statements were materially misstated. Accordingly, the financial statements for the year ended December 31, 2013 and the beginning retained earnings were re-audited. The following is a summary of the changes in balances from the Company’s previously issued audited financials for the year ended December 31, 2013 compared to the audited balance contained in the accompanying consolidated financial statements.

	Originally Filed			As Filed Herein
	December 31, 2013	Adjustments		December 31, 2013

Prepaid expenses	$121,275	$335,625	(A)	$422,497
		(34,403)	(B)
Loans receivable - related parties	-	754,647	(C)	754,647
Other current assets	754,914	(754,647)	(C)	267
Other assets	-	34,403	(B)	34,403
Intangible assets, net	14,151,440	(5,826,321)	(D)	5,905,456
		(2,225,000)	(E)
		(440,745)	(F)
		246,082	(G)

Total assets	$16,143,580	$(7,910,359)		$8,233,221

Common stock	$92,069	$(950)	(L)	$91,119
Additional paid-in capital	126,142,077	(2,075,000)	(E)	127,484,313
		1,197,457	(H)
		778,408	(I)
		914,190	(A)
		494,731	(J)
		31,500	(K)
		950	(L)
Deferred stock-based compensation	(312,500)	312,500	(A)	-
Accumulated deficit	(113,474,618)	(5,826,321)	(D)	(123,038,763)
		(31,500)	(K)
		(3,706,324)
Total stockholders’ equity	$12,447,028	(7,910,359)		$4,536,669

Statement of Operations:

	Originally Filed			As Filed Herein
	Year Ended			Year Ended
	December 31, 2013	Adjustments		December 31, 2013
Outside and development services	$362,179	$440,745	(F)	$802,924
Payroll expense	2,374,799	494,731	(J)	2,869,530
Stock-based compensation	43,921,242	1,197,457	(H)	46,788,172
		778,408	(I)
		891,065	(A)
Depreciation and amortization	1,281,931	(246,082)	(G)	1,035,849
Loss on acquisition of intangible assets	850,000	150,000	(E)	1,000,000
Net loss	$(51,954,143)	$(3,706,324)		$(55,660,467)
Basic and diluted loss per share	$(0.73)			$(0.80)
Weighted average shares outstanding	70,784,329	(950,000)	(L)	69,834,329

Statement of Cash Flows:

	Originally Filed			As Filed Herein
	Year Ended			Year Ended
	December 31, 2013	Adjustments		December 31, 2013
Net loss	$(51,954,143)	(3,706,324)		$(55,660,467)
Depreciation and amortization	1,281,931	(246,082)	(G)	1,035,849
Impairment expense	45,000	1,000,000	(E)	1,045,000
Stock-based compensation	43,921,242	1,197,457	(H)	46,788,172
		778,408	(I)
		891,065	(A)
Prepaid expenses	39,719	34,403	(B)	74,122
Other current assets	(538,475)	538,475	(C)	-
Net cash used in operating activities	$(6,708,896)	$487,402		$(6,221,494)

	Originally Filed			As Filed Herein
	Year Ended			Year Ended
	December 31, 2013	Adjustments		December 31, 2013
Loans to related parties	$-	(538,475)	(C)	$(538,475)
Other assets	-	(34,403)	(B)	(34,403)
Acquisition of intangible assets	(121,346)	(850,000)	(E)	(530,601)
		440,745	(F)
Net cash used in investing activities	$(358,871)	$(1,422,878)		$(1,781,749)

	Originally Filed			As Filed Herein
	Year Ended			Year Ended
	December 31, 2013	Adjustments		December 31, 2013
Equity issuance costs	$(494,731)	494,731	(J)	$-
Net cash used in financing activities	$7,056,021	$494,731		$7,550,752

	Originally Filed			As Filed Herein
	Year Ended			Year Ended
	December 31, 2013	Adjustments		December 31, 2013
Non-cash investing and financing activities:
Value of common shares issued for assets	$6,482,501	$(2,075,000)	(E)	$4,407,501
Conversion of preferred stock into common stock	$-	$685		$685
Common stock recorded as a prepaid	$-	$1,052,500	(A)	$1,052,500

The following is a description of the Amended December 31, 2013 as filed herein.

(A) To correct stock based compensation related to common stock issued for services. Initially, the Company estimated value of the fair market value of the Company’s common stock at prices ranging from $0.54 - $1.14, which was based upon a mix of amounts per a proposed private placement in which was being circulated and other. However, actual sales of common stock at the time of the grants were at much lower amounts ranging from $0.54 - $0.66 per share. This decrease was offset by shares in which were incorrectly valued at lower price in which additional shares were issued during the forward 4:1 stock split. These individuals received more shares than the prorata 4:1 split. Thus, the additional shares needed to be valued. The change in the fair market value of the Company’s common stock increased additional paid in capital by $914,190 and stock based compensation by $891,065. Included within this amount, was a services agreement with Nick Mitsakos with a one year term. Initially, the Company recorded the unamortized portion of $312,500 as deferred stock based compensation. To correct, the Company recorded the remaining amortization as a prepaid, amortizing over the term of the agreement. The adjustment increased prepaid expenses by $335,625 at December 31, 2014. In addition, the transaction resulted in a correction to the cash flow statement in which a non-cash financing transaction was reflected.

(B) To correct lease deposits in which were incorrectly recorded as current assets. The Company reclassed $34,403 in lease deposits to other assets as term of corresponding leases are greater than one year. The correction impacted the cash flow as the amounts expended during the year of $34,403 were changed to reflect them as an investing activity.

(C) To reclass loans from related parties of $754,647 to its own line item on the accompanying consolidated balance sheet. Previously these amounts were incorrectly classified within other current assets. The reclass did not have an impact on the accompanying consolidated statement of operations but did impact the consolidated cash flow statement for amounts advanced during the year of $538,475 which should have been reflected as investing activities.

Immediately prior to their resignation, the Company’s former independent registered accounting firm indicated that the balances of the Company’s intangible assets were possibly materially misstated and that impairments recorded during the year ended December 31, 2014, should have possibly recorded in prior years. In connection, with this communication the Company reviewed all intangible assets from inception to determine if the correct accounting guidance was followed and whether or not an error existed. Based upon this review the Company concluded that 1) The expected life of 15 years for technology related intangibles should have been five years which mirrored the period in which the Company expected to realize the benefit of such intangibles and; 2) A significant amount of costs related to the development of the Company’s products incurred prior to December 31, 2012 should have been expensed rather than capitalized as the technical feasibility stage had not been met; and 3) and some of the projects in which were put on hold, due to new projects or change in focus, should have been impaired due to the lack of expected cash flows to support such. The following adjustments were recorded:

(D) To correct the carrying value of intangible assets and the related amortization. Prior to December 31, 2012, the Company either incorrectly capitalized costs or amortized them over an incorrect period. At December 31, 2012, the Company reduced net intangible assets by $5,826,321 with the offset to retained earnings.

(E) To correct the fair market value of common stock issued for asset acquisitions. The Company initially recorded the fair market value of common stock issued for these assets based upon the traded price of the predecessor’s stock price prior to the reverse merger with the Company. At the time of acquisition, the Company was selling its common stock at prices ranging from $0.54 - $0.66 through private placements. The adjustment reduced the fair value of the common stock issued by $2,225,000, reducing the asset value and equity. In addition, $150,000 was expensed as additional loss on acquisition of intangible assets due to the underlying stock being valued $150,000 less than initially recorded. Initially, the cash flow statement did not reflect the day one impairment of assets received. Thus, the cash flow statement was corrected to reflect an impairment loss of $1,000,000 and $850,000 in investing activities. In addition, non-cash investing activities decreased by $2,075,000, the amount recorded to additional-paid in capital.

(F) To expense items incorrectly capitalized as intangible assets. Based upon the Company’s analysis of cost capitalized during the year ended December 31, 2013, it was determined that $440,745 of costs previously capitalized should be expensed as they did not meet the asset capitalization criteria. The correction lowered intangible assets and increased the net loss by approximately $440,745.

(G) To correct amortization expense on intangible assets. The Company lowered amortization expense for the year ended December 31, 2013 by $246,082. The decrease was primarily due to the reduction in carrying value of the intangible assets prior to December 31, 2012, offset by a decrease in estimated life of such asset from fifteen to five year.

(H) To correct stock based compensation related to options granted to management and employees. The Company uses the Black Scholes model to value. Initially the model included the estimated value of the fair market value of the Company’s common stock at a price in which was less than the actual fair market value of the Company’s common stock based upon recent private placements and the closing market price. The change in the fair market value of the Company’s common stock required $1,197,457 in additional compensation.

(I) To correct stock based compensation related to options in which were modified. The Company uses the Black Schoels model to value the value of the options immediately before and after the modification. Initially the model included the estimated value of the fair market value of the Company’s common stock at a price in which was less than the actual fair market value of the Company’s common stock based upon recent private placements and the closing market price. The change in the fair market value of the Company’s common stock required $778,408 in additional compensation.

(J) To correct bonuses recorded as an offset to equity rather than expense. The bonuses were based upon a percent of capital raised and payable to Christopher Carmichael and Connie Jordan. Previously, the bonuses had been recorded as an offset to the proceeds recorded within additional paid in capital. The correction increased the net loss for the year ended December 31, 2013 by $494,731.

(K) To correct the value of common stock issued initial recorded in 2013 for assets acquired prior to December 31, 2012.

(L) To correct the par value of shares incorrectly shown as outstanding as of December 31, 2013 in which were never issued. The shares were not split effected during the 4:1 forward split and thus causing the error. In addition, the item had an impact on the weighted average shares outstanding of approximately 950,000 common shares.

NOTE 14 - SUBSEQUENT EVENTS

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

Conversant, Inc. Acquisition and Subsequent Termination

On January 27, 2015, Ubiquity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Merger Sub, Inc., a wholly owned subsidiary of Ubiquity (“Merger Sub”), and Coversant, Inc. (“Coversant”), providing for the merger of Merger Sub with and into Coversant (the “Merger”), with Coversant surviving the Merger as a wholly owned subsidiary of Ubiquity. Coversant’s SoapBox platform is an Internet of Things Service Bus (IoT-SB) that securely and efficiently connects things (devices, sensors, actuators) to humans, applications and databases for analysis and controls of devices. SoapBox is designed to federate disparate systems and allow organizations to utilize current legacy equipment that are not able to communicate with each other to now do so with, in most cases, not having to upgrade hardware or software on the systems themselves.

The shares of Coversant common stock issued and outstanding immediately prior to the e ffective date shall be converted into the right to receive an aggregate of 13,242,334 shares of Ubiquity’s Common Stock (the “Merger Consideration”). The Merger Consideration were to be distributed among the shareholders of Coversant on a pro rata basis. On the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each option (or portion thereof), whether vested or unvested, for Coversant shares that is outstanding and unexercised as of immediately prior to the Effective Time shall terminate. At least 15 days prior to the Effective Time, Coversant was to provide each holder of a such an option with written or electronic notice that said option was to be fully exercisable for 15 days from the date of the notice and that the option will terminate on the expiration of the 15-day period.

The Merger will not be finalized unless the Parties are satisfied with the results of their respective due diligence. Consummation of the Merger is also subject to certain customary conditions. The Merger Agreement contains representations and warranties by each of Ubiquity, Merger Sub and Coversant. These representations and warranties were made solely for the benefit of the parties to the Merger Agreement.

The Merger Consideration was not issued to the Conversant shareholders pending the completion of the required audit of Conversant. On or around June 8, 2015, the Company’s financial team determined that they are unable to prepare financial statements for Coversant sufficient for an audit, based on the financial information provided by Coversant. Due to the fact, that the Company is not able to file the audited financial statements as required by Form 8-K, Item 9, Paragraph (a)(4), on June 8, 2015 the Company informed the former CEO of Conversant that the Merger Agreement was terminated and that the Company will be taking the necessary steps to unwind the transaction.

The Company had not taken any steps to integrate Conversant into the operations of the Company, and the Company has not yet utilized any of the assets of Conversant or combined the financial results of Conversant into the financials of the Company. The Company believes that the termination of the Merger Agreement will not have a material effect on its operations.

Sponsor Me, Inc. Acquisition

On December 31, 2014, effective March 31, 2015, the “Company” entered into a Share Exchange Agreement (the “Agreement”) with Sponsor Me, Inc. (“Sponsor Me”), a Nevada corporation, and a related party, which resulted in the acquisition of 100% of the issued and outstanding equity securities of Sponsor Me. Pursuant to the terms of the Agreement, The Company acquired all of the outstanding capital stock of Sponsor Me from the Sponsor Me shareholders for an aggregate of 3,878,467 shares, or 3.59% of the Company’s common stock. In addition, in connection with the transaction, the Company forgave notes accounts/receivables due from Sponsor Me and SC Business, Inc.

Sponsor Me is a new kind of digital publishing company that combines expert editorial with ecommerce for distribution on mobile and social platforms. Sponsor Me, Inc. is considered a related party. Brenden Garrison is the CEO of Sponsor Me and is also the CFO of the Company. Christopher Carmichael is a consultant of Sponsor Me and is also the CEO of the Company, and Connie Jordan is a consultant and a director of Sponsor Me, and is also Senior Executive Vice president of the Company. In addition, Sponsor Me has a similar shareholder group including the Company’s CEO and EVP. Thus, the Company expects to account for the acquisition of Sponsor Me as an entity under common control using the carry over basis related to Sponsor Me’s assets and liabilities.

Convertible Notes Payable

Subsequent to December 31, 2014 through the date of this filing, the Company received $2,165,975 in proceeds from convertible notes payable. The convertible notes payable are either convertible upon issuance or six months from such date, incur interest rates ranging from 8-12%, have conversion rates with discounts to market ranging from 35-45% and mature within six to 24 months. The terms of the notes are substantially similar to those disclosed in Note 7. Each financing was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Sales of Common Stock

Subsequent to December 31, 2014, the Company issued approximately 17,243,000 shares of common stock for cash proceeds of $1,520,500 . Each sale was made pursuant to a Securities Purchase Agreement the Company has used for previous sales of its common stock and containing terms, conditions, representations, and warranties typically found in similar transactions. Each sale was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

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

On March 6, 2015, the Company issued the CEO and the SEVP 250 shares each of Series A Preferred Stock.

Other

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 through the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose other than the events described above.

On July 9, 2015, Ubiquity, Inc. (the “Company”) paid in full the remaining principal and accrued interest, in the total amount of $162,552.43, due under the Company’s Promissory Note issued in favor of LG Capital Funding LLC, dated as of January 12, 2015. In connection with the payoff of the Promissory Note, we entered into a Payoff and Termination Letter (the “Letter”). Pursuant to the Letter, the Promissory Note terminated as of and on July 9, 2015. The foregoing description of the Letter does not purport to be complete and is qualified in its entirety by the terms and conditions of the Letter. A copy of the Letter is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 24, 2014, the Board of Directors of Ubiquity, Inc. accepted the resignation of Silberstein Ungar, PLLC (“Silberstein”) as its independent registered public accountant, effectively immediately due to the sale of his book of cliens to KLJ and Associates, LLC (“KLJ”)

Silberstein’s reports on our financial statements as of and for the fiscal years ended December 31, 2012 and 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

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

The material weaknesses were first identified by us in our audited consolidated financial statements filed in Form 8-K on September 27, 2013 for the years ended December 31, 2012 and 2011 in which related to the following:

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

3. We do not have adequate review and supervision procedures for financial reporting functions. The review and supervision function of internal control relates to the accuracy of financial information reported. The failure to review and supervise could allow the reporting of inaccurate or incomplete financial information. Due to our size and nature, review and supervision may not always be possible or economically feasible. Management evaluated the impact of the significant number of adjustments as a result of our review and concluded that the resulting control deficiency represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. We engaged a third party that specializes in technical accounting and financial reporting to assist us in preparation of our quarterly and annual consolidated financial statements and to assist us in documenting our internal controls. However, for the foreseeable future due to our limited accounting personnel we will continue to have limited segregation of duties.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Cancellation of Underwriting Agreement

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

Christopher Carmichael has been the President and Chief Executive Officer of Ubiquity Broadcasting Corporation since May 20, 2009. On September 30, 2006, Mr. Carmichael was employed by Ubiquity Holdings to be the Creative Director, and when Ubiquity Holdings became Ubiquity Broadcasting Corporation in February of 2007 he remained as the Creative director until taking the position of President and CEO. Mr. Carmichael was the United States Surfing Champion from 1969 through 1971 and became a premier apparel designer in the United States, while working in marketing and film production. Mr. Carmichael is frequently described as a visionary. He was voted one of the Top Ten designers of Men’s Apparel in the United States, in Sports Style Magazine published by Fairchild Publications in 1983, and is an expert in design, marketing, and distribution. Mr. Carmichael has extensive experience in the film industry, working for numerous television shows while working with Grammy and Emmy Award winning artists and producers such as Steve Sabol at NFL Films. He has produced several television commercials and in 1978, he won a “Clio” award for an RC Cola Commercial. Mr. Carmichael turned his attention to the internet industry in early 1997. Early on he realized the need for design and technology innovation, he invented the “Sprocket” and coauthored the company’s other patents such as “Compression,” “Lifestyle Portal,” “Immersive Advertising,” and “B2B,” to name a few.

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

Connie Jordan began her professional career in banking at Security Pacific Bank in 1974. Ms. Jordan worked at U.S. West in the Major Accounts Division, where Ms. Jordan designed and implemented technology for Fortune 500 clients, traveled extensively as a lecturer on college campuses and at leading telecommunications seminars. Jordan turned her attention to the design of intricate telecommunications solutions for her clients and founded Signal Management Group in 1989. Shifting gears she began a career in Television writing, producing, and co- hosting successful shows such as California Lifestyles, Premier Real Estate Show, and Yachting Lifestyles for Cable, ABC, ESPN, and the Discovery Network. As a consultant in 1997, Jordan began shifting her focus to the Internet. Jordan co-founded Ubiquity and is among the inventors and co-author of several of the company’s patents the “World Smart Card” patent, and has co-authored several more including “Sprocket,” “Lifestyle,” “Immersive Advertising,” and “B2B”.Ms. Jordan was Ubiquity Holdings Intellectual Property Development Manager from 2006 until 2008. In 2008, Ms. Jordan became the Company’s Vice President of Creative Development and Intellectual Property until her appointment as Senior Executive Vice President of Intellectual Property and Transmedia.

Webb Blessley has over 30 years of experience in corporate, venture capital and real estate acquisitions. An architectural engineer by education, Webb worked at McDonald’s Corporation as Vice President of Real Estate and Construction Worldwide from 1974 until his retirement in 1995. Blessley was founder of the Ronald McDonald Camp for Children at Eagle Lake and has served on numerous scholarship boards. Most recently, Webb help found the Cougar Fund with his daughter Cara Blessley Lowe and board members Howard Buffett, Tom Mangelsen and Dr. Jane Goodall to explore and promote the preservation of the North American Cougar. After his retirement, Blessley returned to his architectural roots and now works as a contact source in alternative building and solar powered technology, consulting on projects using ecologically sound materials.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have adopted a code of ethics as of April 4, 2008 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees. Our standards are in writing and are to be posted on our website at a future time. The following is a summation of the key points of the Code of Ethics we adopted:

●	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

●	Full compliance with applicable government laws, rules and regulations;

●	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

●	Accountability for adherence to the code.

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

Sale of Company Shares

Beginning on the date of the reverse merger transaction under which the Company became a public company (September 20, 2013 and through the date of this filing ) , there have no sales of any shares of Company stock owned by or the benefit of any Officer or Director of the Company.

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

The discussion below pertains to compensation awarded or paid by Ubiquity to Mr. Christopher Carmichael, Ms. Connie Jordan, Brenden Garrison, and Bryan Harpole with respect to Ubiquity’s years ended December 31, 2014 and 2013.

							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($) (C)	($)	($)	($)	($)

Christopher Carmichael, (A)	2014	$539,400	$403,009	$-	$1,831,303	$-	$-	$5,344	2,779,056
President, Chief Executive Officer	2013	842,196	-	-	5,135,460	-	-	-	5,977,656

Connie Jordan, (B)	2014	264,400	120,943	-	876,367	-	-	5,957	1,267,667
Senior Executive Vice President of	2013	250,774			1,770,242	-	-	-	2,021,016
Intellectual Property and Transmedia

Brenden Garrison	2014	225,000	-	-	336,849	-	-	-	561,849
Chief Financial Officer	2013	198,375	-	-	164,474	-	-	-	362,849

Certain Significant Employee -	2014	150,000	-	-	168,425	-	-	-	318,425
Bryan Harpole	2013	150,000	-	-	164,474	-	-	-	314,474

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

Outstanding Equity Awards at Fiscal Year-End Table

At December 31, 2014 the Company had the following outstanding equity awards.

2014 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR

			OPTION AWARDS					STOCK AWARDS
Name	Date Granted	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Christopher Carmichael	12/31/2014	600,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/31/2014	223,760	-	-	$0.68	12/31/2019	-	-	-	-
	12/18/2014	-	250,000	-	$0.87	12/18/2019	-	-	-	-
	5/8/2014	51,147	-	-	$4.07	5/8/2019	-	-	-	-
	12/31/2013	85,714	-	-	$8.75	12/31/2018	-	-	-	-
	12/20/2013	521,663	-	-	$14.00	12/20/2018	-	-	-	-
	12/20/2013	285,714	-	-	$8.19	12/20/2018	-	-	-	-

Connie Jordan	12/31/2014	300,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/18/2014	-	250,000	-	$0.87	12/18/2019	-	-	-	-
	12/31/2013	57,143	-	-	$8.75	12/31/2018	-	-	-	-
	12/20/2013	285,714	-	-	$8.19	12/20/2018	-	-	-	-

Brenden Garrison	12/31/2014	150,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/31/2013	21,429	-	-	$8.75	12/31/2018	-	-	-	-

Bryan Harpole	12/31/2014	75,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/31/2013	21,429	-	-	$8.75	12/31/2018	-	-	-	-

Employment Agreements

On June 4, 2013, the Company entered into an employment agreement with Christopher Carmichael, the Company’s Chief Executive Officer, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Carmichael Agreement”). The effective date of the Carmichael Agreement is July 1, 2013 and has a five (5) year term. The Carmichael Agreement called for an initial base salary of $420,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Carmichael Agreement also calls for an annual cash bonus that is equal to two and one half percent (2.5%) of the pretax gross revenue; a three percent (3%) override of gross license fees derived from the company’s products and services; five percent (5%) success fee of the gross private placement capital contributions received by the Company though tied to performance; and, a three percent (3%) override of the gross book value derived from all cashless transactions of the Company. Moreover, the Carmichael Agreement calls for the grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. As further compensation, Mr. Carmichael is awarded twenty percent of all gross revenues associated with the project known as “106 Yards”. On January 1, 2014, Christopher Carmichael’s employment contract was amended to reflect an annual base salary of $525,000 with bonus compensation of one and one half percent (1.5%) of the gross revenue of the company, a 3% gross override of license fees derived from the company’s products and or services and a five percent (5%) success fee of the gross private placement capital contributions received by the Company though tied to performance; and, a three percent (3%) override of the gross book value derived from all cashless transactions of the Company. On March 1, 2015, Christopher Carmichael modified his employment agreement to reflect the same base salary but a different bonus structure focusing on the combination and revenue performance of the company He also is to receive 600,000 options annually. Beginning March 1, 2015, Carmichael will receive three and a half percent (3.5%) of gross revenue from any and all corporate activities worldwide and a two and a half percent (2.5%) gross override of the book value derived from all cashless transactions. All cashless transactions are paid out as common stock.

On March 15, 2012, the Company renewed an employment agreement with Connie Jordan, the Company’s Senior Executive Vice President of Intellectual Property and Transmedia, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Jordan Agreement”). The effective date of the Jordan Agreement is March 15, 2012 and has a three (3) year term. The Jordan Agreement called for an initial base salary of $198,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Jordan Agreement also called for an annual cash bonus that is equal to one percent (1%) of the pretax gross revenue; and, one and one half percent (1.5%) of the net capital contributions received by the Company from strategic partners though tied to performance. Moreover, the Jordan Agreement called for the grant of an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share. On January 1, 2014 Connie Jordan’s employment contract was amended to reflect an annual base salary of $250,000 with bonus compensation of one percent (1.%) of the gross revenue of the company, a one and a half percent (1.5%) gross override of license fees derived from the company’s products and or services and a one and a half percent (1.55%) success fee of the gross private placement capital contributions received by the Company. She also is to receive 300,000 options annually. On March 1, 2015, Connie Jordan modified her employment agreement to reflect the same base salary but a different bonus structure focusing on the revenue performance of the company. Beginning March 1, 2015, Jordan will receive one and a half percent (1.5%) of gross revenue from any and all corporate activities worldwide and a three percent (3%) gross override of revenue resulting from the successful patent prosecution, litigation, settlement or actions taken by the company.

On August 15, 2013, the Company entered into an employment agreement with Brenden Garrison, the Company’s Chief Financial Officer, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Garrison Agreement”). The Garrison Agreement called for an initial base salary of $150,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Garrison Agreement also calls for an annual bonus in the form of stock options to purchase 75,000 shares at an exercise price of $4.00. On January 1, 2014 Brenden Garrison’s employment contract was amended to reflect an annual base salary of $225,000 with bonus compensation of 150,000 options annually.

On January 1, 2012, as amended on August 1, 2013, the Company entered into an employment agreement with Bryan Harpole (the “Harpole Agreement”) to be employed as the Company’s general studio manager on an at will basis. Mr. Harpole will receive an annual salary of $150,000 and is eligible for certain bonuses including an annual bonus in the form of stock options to purchase 75,000 shares at an exercise price of $4.00. Harpole receives a one percent (1%) gross override for all revenue relating to studio revenues.

The foregoing descriptions of the terms of the Carmichael Agreement, Jordan Agreement, Garrison Agreement, and Harpole Agreement do not purport to be complete and are qualified in their entirety by reference to the provisions of such agreements filed as Exhibits 10.1 10.2, 10.3, and 10.4, respectively , are incorporated by reference herein.

Directors Retention Agreement

Effective July 1, 2014, we revised our policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company’s various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation.

2014 DIRECTOR COMPENSATION TABLE

						Non-Qualified
					Non-Equity	Deferred
		Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
		Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Totals
Name	Year	($)	($)	($) (C)	($)	($)	($)	($)

Christopher Carmichael	2014	$-	$-	$202,669	$-	$-	$-	$202,669
Co-Chairman

Connie Jordan	2014	-	-	202,669	-	-	-	202,669

Nick Mitsakos (A)	2014	17,500	-	202,669	-	-	300,000	520,169
Co-Chairman

Webb Blessley	2014	15,000	-	202,669	-	-	-	217,669

James Nelson (B)	2014	-	2,369,766		-	-	-	2,369,766

(A) On March 22, 2013, as amended in July 2013, the Company entered into a Co-Chairman of the Board of Directors Retention Agreement with Nick Mitsakos to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine in exchange for 250,000 shares of Company stock that were awarded upon execution of the agreement. The agreement was amended on December 31, 2013 whereby Mr. Mitsakos would receive a flat monthly rate of $25,000 per month in addition to his stock award. As of December 31, 2014, amounts due to Mr. Mitsakos included within the table above were $167,500.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Compensation Related

UBIQUITY, INC.

SC Business, Inc.

SC Business, Inc. (“SC”) is an entity owned by the Company’s CFO, Brenden Garrison. SC charged Ubiquity $28,758 for tax/consulting work. In order to assist the Company in accessing its credit card lines (as provided by the Carmichael family – see below), SC Business periodically charges the Company’s credit cards through PayPal and remits the related funds, net of fees, back to Ubiquity or to SME. The following is a summary of the transactions between the parties during the years ended December 31, 2014 and 2013:

	2014	2013
Receivable from SC Business, beginning of the year	$437,812	$7,358
Amount charged on Ubiquity Credit Cards by SC Business	$2,619,267	$1,862,267
Amounts remitted back to Ubiquity	(1,673,407)	(1,194,238)
Amounts remitted to SME	(737,997)	(501,950)
PayPal fees charged by SC Business	(75,233)	(43,793)
Fees paid to SC Business for services provided in prior years	-	(185,782)
Consulting fees charged by SC Business to Ubiquity	$(28,758)	$(8,000)

Receivable from SC Business	$1,279,681 (1)	$437,812
Amounts remitted to SME (net of approximately $232,000(2014) of amount SME owed to SC Business)	$609,897	$501,950

(1)	The substance of this receivable is that it is due from SME based on the balance being related to amounts remitted from Ubiquity to SME. See note 2 for related elimination of the related balance upon the acquisition of SME. Accordingly, such amounts are eliminated in the consolidation of SME.

Max Gan

Max Gan is an employee of the Company. Max Gan loans the company money periodically and also assists the Company in accessing its credit card lines, Max Gan periodically charges the Company’s credit cards through PayPal. Max Gan,then remits the related amount charged, net of fees, back to Ubiquity. The following is a summary of the transactions between the parties during the years ended December 31, 2014 and 2013:

	2014	2013
Receivable from Max Gan, beginning of year	$125,920	$-
Amount charged on Ubiquity Credit Cards	$574,040	$682,508
Amounts remitted back to Ubiquity	(393,405)	(512,754)
PayPal fees charged	(42,185)	(23,621)
Interest Service fees charged	$16,909	$(20,213)

Receivable from Max Gan, end of year	$247,461	$125,920

Nicholas Mitsakos

Nicholas Mitsakos C is the Company’s Co-Chairman of the Board,.. The Company entered into a directors retention agreement with Mitsakos on March 22, 2013 for the issuance of 250,000 shares of common stock as amended in July 2013 for the issuance of an additional 250,000 shares of common stock., Finally, the agreement was amended in December 2013, which calls for monthly payments of $25,000 beginning in January 2014. During the years ended December 31, 2014 and 2013, the Company recorded expense of $635,625 and $716,875, respectively, under the contract. As of December 31, 2014 and 2013, the cash amounts owed under the contract were $150,000 and $0, respectively.

Carmichael Enterprises

This entity is owned by Al Carmichael, who is the father of our CEO, Chris Carmichael. Al Carmichael is the signor for the Company’s business credit cards. In exchange for providing the Company with the access to the related credit lines, the Company pays him a monthly fee of $2,500 per month. The Company expensed the $30,000 and $30,000 in consulting fees, and owed him $10,000 and $0, in reference to a note payable at December 31, 2014 and 2013, respectively.

Brittany Carmichael

Brittany Carmichael is the daughter of our CEO, Chris Carmichael and provides secretarial, administrative, and marketing support for the Company. The Company expensed approximately $18,494 and $18,279 related to her salary and personal expenses charged against her salary during the year ended December 31, 2014 and 2013, respectively. The Company issued a 1099 for $18,494 and $10,516 for 2014 and 2013, respectively.

Cameron Carmichael

Cameron Carmichael is the son of our CEO, Chris Carmichael, and provides studio related services to the Company. The Company expensed approximately $7,320 and $7,493 related to his salary and personal expenses charged against his salary during the year ended December 31, 2014 and 2013, respectively. The Company issued a 1099 for $7,320 and $0 for 2014 and 2013, respectively.

Shane Carmichael

Shane Carmichael is the son of our CEO, Chris Carmichael, and provides studio related services to the Company. The Company expensed approximately $4,914 and $7,651 related to his salary personal expenses charged against his salary during the year ended December 31, 2014 and 2013, respectively. The Company issued a 1099 for $4,914 and $1,279 for 2014 and 2013, respectively.

Christopher Carmichael & Connie Jordan

The following is a summary of compensation paid and amounts payable to Christopher Carmichael and Connie Jordan for the year ended December 31, 2014:

	Christopher Carmichael		Connie Jordan
Accrual – December 31, 2013	$1,053,398		$181,241
Add SME – January 1, 2014	1,220,863		971,065
Annual Salary – Ubiquity, Inc.	539,400		264,400
Annual Salary – Sponsor Me, Inc.	200,000		180,000
Annual Director Fees	-		-
Bonus -	403,010		120,943
Other	14,994		5,957
Subtotal	3,431,665		1,723,606
Payments	(726,300)	(1)	(524,083)	(1)
Accrual - December 31, 2014	$2,705,365		$1,199,523

(1)	Payments do not include amounts SME paid an aggregate of approximately $61,875 and $59,850 in benefits for the years ended December 31, 2014 and 2013, respectively.

Annual Salary

On December 20, 2013, effective January 1, 2014, the Board of Directors approved to increase Christopher Carmichael, the Company’s CEO, annual salary from $420,000 to $525,000. Additionally, the CEO receives and accrues a medical allowance of $1,200 per month. In addition, the CEO receives an annual grant of 300,000 options prior to January 1, 2014 and 600,000 subsequently.

The Company’s CFO receives an annual salary of $225,000 and an annual option grant of 150,000 shares prior to January 1, 2014 and 150,000 subsequently.

The Company’s Senior Executive Vice President, Connie Jordan, received an annual salary of $250,000 during the years ended December 31, 2014 and 2013. Additionally, the Senior Executive Vice President receives and accrues a medical allowance of $1,200 per month and an annual option grant of 200,000 prior to January 1, 2014 and 300,000 subsequently.

Bonus

During the years ended December 31, 2014 and 2013, the CEO earned bonuses of $403,010 and $230,563, respectively, in connection with the bonus provisions of his related employment agreement (see Note 10). During the years ended December 31, 2014 and 2013, the Senior Executive Vice President earned bonuses of $120,943 and $39,168, respectively, in connection with the bonus provisions of her related employment agreement (see Note 10). The Company accounts for the bonuses as payroll expense.

Accrued Amounts Payable to CEO and Senior Executive Vice President

As of December 31, 2014 and 2013, amounts payable to the CEO related to the items discussed above were $1,274,852 and $1,053,398, respectively. See Note 6 for discussion related to $1,000,000 of salary and bonus payable to the CEO exchanged for options to purchase shares of the Company’s common stock. As of December 31, 2014 and 2013, amounts payable to the Senior Executive Vice President related to the items discussed above were $48,458 and $181,241, respectively.

Board of Director Fees

Effective July 1, 2014, the Company revised its policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company’s various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation. As of December 31, 2013, of the board of director fees accrued, $25,000 was due to the CEO and $25,000 and $25,000 was due to the Senior Executive Vice President. During the years ended December 31, 2014 and 2013, the Company accrued $32,500 and $75,000 in such compensation which is included within accrued expenses on the accompanying balance sheet.

Sponsor Me, Inc.

The Company’s CEO, CFO and Senior Executive Vice President receive annual salaries of $200,000, $42,000 and $180,000, respectively, in connection with services performed for SME. As of December 31, 2014, amounts payable in connection with these salaries to the CEO, CFO and Senior Executive Vice President were $1,420,863, $247,022 and $1,151,065, respectively. Subsequent to year end all amounts, including accrued payroll taxes for which payroll wasn’t paid, were forgiven, see Note 14 for additional information. During the years ended December 31, 2014 and 2013 the related officers received payments and benefits of $172,101 and $156,850, respectively.

Brittany Carmichael

The Company expensed approximately $17,068 in salary during the year ended December 31, 2014 in which a 1099 was issued in the amount of $8,353 and W-2 in the amount of $8715 for secretarial, administrative, and marketing support for the Company. In addition, SME paid an aggregate of approximately $9,944 and $18,297 in benefits for the years ended December 31, 2014 and 2013, respectively..

Cameron Carmichael –

The Company expensed approximately $21,876 and $24,853 in salary during the year ended December 31, 2014 and 2013, respectively, in which a 1099 was issued for services relating to content creation and distribution via the SME website. In addition SME paid an aggregate of approximately $9,499 and $9,805 in benefits for the years ended December 31, 2014 and 2013, respectively.

Shane Carmichael –

The Company expensed approximately $45,837 and $34,460 in salary during the year ended December 31, 2014 and 2013, respectively, in which a 1099 was issued for services relating to content creation and distribution via the SME website. In addition SME paid an aggregate of approximately $20,900 and $18,672 in benefits for the years ended December 31, 2014 and 2013, respectively.

Options and Common Stock Issued to Related Parties

See Note 9 for discussion of options and common stock granted to management and the board of directors during the years ended December 31, 2014 and 2013.

Loans Payable - Related Parties

Ubiquity, Inc.

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family are up to $800,000 per month.

The Company had certain notes payable outstanding to related parties as of December 31, 2014 and 2013. During the years ended December 31, 2014 and 2013, the Company borrowed $225,000 and $7,000 from Chris Carmichael for which payments were made of $232,000 and $0, respectively. As of December 31, 2014 and 2013, Christopher Carmichael was owed $0 and $7,000, respectively. The amounts were unsecured, incurred interest at 8% per annum and due on demand. During the year ended December 31, 2014, the Company recorded accrued interest of $18,418 as contributed capital as the interest on the notes payable was forgiven. The proceeds were used for operations.

Albert Carmichael, a family member of the Company’s CEO, was owed $10,000 and $0 as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

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

Sponsor Me, Inc.

A contractor of Sponsor Me, Inc. was owed $0 and $15,000 as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

Max Gan an employee of Ubiquity, was owed $10,000 and $0 as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

SC Business a company controlled by Sponsor Me, Inc.’s CEO was owed $1,289,681 and $679,784 by SME as of December 31, 2014 and 2013, respectively. The amounts are unsecured, non-interest bearing and due on demand. The substance of the amounts due to SC Business is based on the amounts advanced from Ubiquity. Accordingly such amounts at December 31, 2014 are eliminated in consolidation. The proceeds were used for operations and are the result of advances from Ubiquity to SC Business which were then disbursed to SME (See SC Business. section above).

Licensing and Revenues

On August 30, 2010, Ubiquity entered into two separate Patent Licensing Agreements with Sponsor Me Inc., (“SME”) for the License of the “Immersive Advertising Patent” in the amount of $250,000, another agreement for the license of the “Lifestyle Portal” Patent in the amount of $250,000, and also a Lifestyle Portal Web and Mobile Development reimbursement agreement for the production of the SME web and mobile site. The balance due from SME to Ubiquity on these agreements was $190,915 for the year ended December 31, 2013, and included with long term receivable - related parties on the accompanying balance sheet at December 31, 2013. In 2014, the transaction was eliminated in connection with the consolidation of SME, and the unamortized asset balance was insignificant and included in other assets in the accompanying consolidated balance sheet at December 31, 2014 see Note 2 for additional information.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We have determined that Webb Blessley is considered an independent director.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Hartley Moore Accountancy Corporation for professional services rendered for the audit of the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013 were $74,000 and $34,000, respectively.

The aggregate fees billed by KLJ and Associates, LLP , our prior independent registered public accounting firm, for professional services rendered for the audit of the Company’s consolidated financial statements for the year ended December 31, 2014 were $56,000.

The aggregate fees billed by Silberstein Ungar, PLLC for professional services rendered for the audit of the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013 were $ 36 ,000 and $59,500, respectively.

Audit Related Fees

We paid Silberstein Ungar, PLLC $2,500 in 2013 for audit related fees.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed $8,000 and $0 , respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by our audit committee; or

- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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
Christopher Carmichael
Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

Dated:	August 06, 2015

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated:	August 06, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

	Chief Executive Officer and Co-Chairman of the Board	August 06, 2015
/s/ Christopher Carmichael	(principal executive officer)
Christopher Carmichael

/s/ Brenden Garrison	Chief Financial Officer	August 06, 2015
Brenden Garrison	(principal financial and accounting officer)

/s/ Nicholas Mitsakos	Co-Chairman of the Board	August 06, 2015
Nicholas Mitsakos

	Senior Executive Vice President of	August 06, 2015
Intellectual Property and
/s/ Connie Jordan	Transmedia and Director
Connie Jordan

/s/ Webb Blessley	Treasurer, Secretary, and Director	August 06, 2015
Webb Blessley

