Form 10-Q
period 2015-03-31
UBIQUITY, INC.
filed 2015-11-16
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015.

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 000-55288

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 9, 2015, there were 143,365,022 shares of common stock, $0.001 par value issued and outstanding.

UBIQUITY, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2015

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “Ubiquity-NV,” “our Company,” or “the Company” are to the business of Ubiquity, Inc. and its wholly-owned subsidiaries.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UBIQUITY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

3

UBIQUITY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014

Assets:
Cash and cash equivalents	$47,823	$102,286
Prepaid expenses	39,433	39,433
Loans receivable - related parties	234,831	247,461
Other current assets	100	100
Total current assets	322,187	389,280

Property and equipment, net	703,391	751,184
Other assets:
Other assets	58,993	58,993
Intangible assets, net	6,832,711	7,085,070
Total assets	$7,917,282	$8,284,527

Liabilities and Stockholders’ Equity:
Current liabilities
Accounts payable	$625,934	$577,990
Accrued expenses	1,801,849	1,909,354
Credit cards payable	799,388	825,854
Loans payable - related parties	170,442	48,251
Convertible notes, net discount of $594,216 and $3,119, respectively	1,024,955	200,881
Derivative liabilities	1,253,446	-
Total current liabilities	5,676,014	3,562,330

Accrued expenses, long-term	-	4,120,120
Total liabilities	5,676,014	7,682,450

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001, 10,000,000 shares authorized, 500 and no shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1	-
Common stock, par value $0.001, 800,000,000 shares authorized, 111,838,910 and 104,502,111 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	111,839	104,502
Additional paid-in capital	152,964,551	151,758,762
Subscription receivable	(30,000)	-
Accumulated deficit	(150,805,123)	(146,383,599)
Total stockholders’ equity	2,241,268	5,479,665
Non-controlling interest	-	(4,877,588)
Total liabilities and stockholders’ equity	$7,917,282	$8,284,527

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014 (Restated)

Revenues	$4,569	$19,050

Costs of sales	6,854	39,126
Gross (loss)	(2,285)	(20,076)

Operating expenses:
Meals and entertainment	21,813	19,863
Marketing	14,535	28,335
Outside services	143,439	150,501
Payroll expense	683,886	730,377
Stock-based compensation	1,419,378	1,973,081
Office and computer	124,617	60,335
Professional fees	709,228	376,442
Rent	174,809	131,263
Travel	10,813	37,222
Taxes	12,171	316
Charitable contributions	8,708	7,718
Depreciation and amortization	449,199	371,587
Other operating expenses	238,094	103,208
Total operating expenses	4,010,690	3,990,248

Operating loss	(4,012,975)	(4,010,324)

Other income and (expense)
Interest expense	(160,381)	(1,155)
Change in fair market value of derivative liabilities	(512,696)	-
Other income (expense)	2,898	-
Total other income (expense), net	(670,179)	(1,155)

Loss before provision for income taxes	(4,683,154)	(4,011,479)

Provision for income taxes	-	-

Net loss	$(4,683,154)	$(4,011,479)

Loss attributable to non-controlling interest	261,630	276,758

Loss attributable to Ubiquity, Inc.	$(4,421,524)	$(3,734,721)

Net loss per share: basic and diluted	$(0.04)	$(0.04)
Weighted average number of shares outstanding: basic and diluted	105,972,195	92,245,793

 See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,683,154)	$(4,011,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	449,199	371,587
Stock-based compensation	1,419,378	1,973,081
Loss on change in fair market value of derivative liabilities	512,696	-
Amortization of debt discount	136,949	-
Changes in operating assets and liabilities:
Accounts receivable	-	(9,950)
Prepaid expenses	-	(53,770)
Other current assets	-	5,400
Accounts payable	47,946	(259,744)
Accrued expenses	130,465	156,927
Credit cards payable	(26,466)	771
Net cash used in operating activities	(2,012,987)	(1,827,177)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from (loans to) related parties	12,630	(86,128)
Purchase of property and equipment	-	(2,702)
Other assets	-	(5,500)
Purchase/acquisition of intangible assets	(149,047)	(112,782)
Cash from SME	-	19,727
Net cash used in investing activities	(136,417)	(187,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,455,250	-
Proceeds from loan payable - related party	207,500	64,500
Payments on loans payable- related party	(85,309)
Proceeds from sale of common stock	517,500	1,939,632
Net cash provided by financing activities	2,094,941	2,004,132

Change in cash and cash equivalents	(54,463)	(10,430)
Cash and cash equivalents, beginning of period	102,286	74,300
Cash and cash equivalents, end of period	$47,823	$63,870

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Value of embedded conversion feature for debt discount	$740,750	$-
Subscription Receivable	$30,000	$-
Conversion of accrued wages into stock options	$1,118,500	$-

See accompanying notes to financial statements.

UBIQUITY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

NOTE 1 - COMPANY OVERVIEW

Ubiquity, Inc. (“Ubiquity” or “the Company”) is a multimedia company that develops ubiquitous digital applications and content in connection with its intellectual property, focusing on the intersection of cloud based, cross platform applications synchronized across all digital mediums for enhancing the digital lifestyle. The Company was formed in the State of Delaware in February 2007 and was incorporated in the State of Nevada on February 12, 2007. Ubiquity is now based in Irvine, CA along with its studio operations.

As society transitions from accessing information through search to having products and services via apps to ubiquitous content and devices, the nature of all products and services has changed. The consumer wants to access all of his/her information, services, files, and other important data, as well as information in the public domain, from anywhere using any device.

Ubiquity’s integrated cloud based platform with backend artificial intelligence is compatible with a multitude of devices that include tablets, phones, set top boxes, televisions, and PCs. The platform provides numerous distribution possibilities for the digital age, placing our Company at the forefront of a new class of transmedia and Web 3.0 services.

We believe that content, search and social content sharing are the driving forces behind viewership. The manner in which customers will experience and interact with content is essential and the inclusion of social media and other data streams can provide a complete, immersive experience. The manner in which companies will detect, track and identify elements within the content is crucial to capturing digital revenue. Channels containing our original programming; consumer-generated programming; footage from Hollywood archives; live camera broadcasts; interactive games and music; and Transmedia products and services are the content foundation of the network. Furthermore, the combination of social networking and real-time data streams produces a rich and highly relevant user experience.

Ubiquity is able to provide services that engage a client’s intended audience and reach new audiences by providing interactive and customized interface with content and services that are both of high production value and are socially relevant.

Organization of Company

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

On December 31, 2014, effective March 31, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with Sponsor Me, Inc. (“Sponsor Me”), a Nevada corporation, and a related party, which resulted in the acquisition of 100% of the issued and outstanding equity securities of Sponsor Me. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding capital stock of Sponsor Me from the Sponsor Me shareholders for an aggregate purchase price of 3,878,467 shares, or 3.59% of the Company’s common stock. In addition, in connection with the transaction, the Company forgave notes accounts/receivables due from Sponsor Me and SC Business, Inc., and members or SME management who are also members of Ubiquity management forgave approximately $3.2M in accrued salary and related payroll taxes. The company recorded the acquisition of the remaining non-controlling interest as an equity transaction in accordance with ASC 810.

Sponsor Me is a new kind of digital publishing company that combines expert editorial with ecommerce for distribution on mobile and social platforms. Sponsor Me, Inc. is considered a related party. Brenden Garrison is the CEO of Sponsor Me and is also the CFO of the Company. Christopher Carmichael is a consultant of Sponsor Me and is also the CEO of the Company, and Connie Jordan is a consultant and a director of Sponsor Me, and is also Senior Executive Vice president of the Company. In addition, Sponsor Me has a similar shareholder group including the Company’s CEO and EVP. Thus, the Company accounted for the acquisition of Sponsor Me as an entity under common control using the carry over basis related to Sponsor Me’s assets and liabilities.

As of March 31, 2015, the carrying value of Sponsor Me’s assets and liabilities were as follows:

March 31, 2015
Current Assets	$4,188
Non-Current Assets	8,267
Current Liabilities	(108,434)
Current Liabilities - Related Parties	(10,000)
Net Current Liabilities	$(105,979)

At March 31, 2015, the following entry was recorded due to the forgiveness of accrued wages and taxes due to officers and to remove the Non-controlling interest:

March 31, 2015
Accrued Wages to Officers	$(2,926,456)
Accrued Taxes on Wages to Officers	(313,136)
Removal of Non-Controlling Interest	5,139,218
Reduction of Additional Paid-in Capital	$1,899,626

In addition, the operations of Sponsor Me’s operations are included within these financial statements and thus a pro-forma for the three months ended March 31, 2015 and 2014 is not required.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has negative working capital and operating losses, and has not yet produced continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The Company is currently in various negotiations for the licensing of their Sprocket product line, however, no formal terms have been agreed upon. To date revenues from licensing agreements have not been sufficient to fund operations. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than disclosed above, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. Subsequent to quarter end, the Company raised $785,400 in convertible notes payable, and $1,501,000 from the issuance of common stock.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

Re-stated Financial Statements

The Board of Directors of Ubiquity, Inc. determined, after consultation with Company management and the Company’s independent registered public accounting firm, that, based on a recent review of the Company’s accounting for certain intangible assets and the valuation of certain equity instruments, certain amounts were not properly accounted for in prior years and the related financial statements were materially misstated. Accordingly, the consolidated financial statements for the three months ended March 31, 2014 were re-stated (see Note 11).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not indicative of the results that may be expected for the full year.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Ubiquity Broadcasting Corp. and Sponsor Me, Inc. (“SME”) for all periods presented, and its majority owned subsidiary Sprocket HK Limited (see below). Prior to March 31, 2015, the Company did not have an equity ownership in SME. However, since SME was primarily owned by officers of the Company, the Company had the power to make decisions that were most significant to SME and was expected to absorb the losses of SME. The Company determined that as of January 1, 2014, SME should be consolidated in with the Company’s operations. This determination was based upon the fact that the Company was the primary funding source for SME’s operations. Prior to 2014, SME funded operations through the sale of SME common stock. Effective March 31, 2015, the Company acquired SME; see above for additional information. All material inter-company accounts and transactions have been eliminated in consolidation.

Sprocket HK Limited

On March 3, 2015 Sprocket HK Limited was incorporated in Hong Kong. Ubiquity, Inc. holds a 51% non-dilutable stake in Sprocket HK Limited.

On March 13, 2015 Ubiquity, Inc. entered into a Non-Exclusive Commercial Technology License Agreement (the “ License Agreement “) with Sprocket HK Limited (“ Sprocket “), a Hong Kong limited liability company. Pursuant to the terms of the Agreement, the Company agreed to grant to Sprocket a domestic and international non-exclusive license to make, use, copy and distribute products and services based upon the technology owned by the Company. Sprocket will also negotiate licenses with third parties, subject to the terms and conditions set forth in the License Agreement. The minimum cash flow to Ubiquity, Inc is expected to be generated from the licensing agreement is $100,000 and carries a revenue share agreement where Sprocket HK will pay Ubiquity, Inc 60% of all net revenue proceeds of all licensed and sub-licensed technology either directly or indirectly. The cash flow generated from this agreement can be for general expenses and working capital in Ubiquity, Inc. There were no operations at this entity for the period ended March 31, 2015.

Variable Interest Entity

Generally accepted accounting principles require that if an entity is the primary beneficiary of a variable interest entity (“VIE”), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements. Ubiquity, Inc. considers itself to be the primary beneficiary of SME, and accordingly, has consolidated these entities beginning in January 2014, with the equity interests of the unaffiliated investors in SME presented as Non-controlling Interests in the accompanying interim consolidated financial statements.

Under Accounting Standards Codification (“ASC”) 810-10 the Primary Beneficiary is the party that has both of the following:

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

Ubiquity satisfies the second condition because as the primary source of capital beginning in 2014, Ubiquity, Inc. is expected to absorb the losses that will be significant to the VIE. As of March 31, 2015, SME was acquired by Ubiquity and thus the VIE was eliminated.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statement of operations represents the minority ownership’s 100% share of net losses of SME incurred during the periods ended March 31, 2015 and 2014. At March 31, 2015, SME was acquired by Ubiquity and thus the non-controlling interest was eliminated on that date.

Ubiquity, Inc owns 51% of Sprocket HK Limited which is consolidated into the accompanying financial statements. However there were no operations at this entity for the period ended March 31, 2015.

Cash and Cash Equivalents

For purposes of the accompanying consolidated financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. The allowance for doubtful accounts was $70,000 at March 31, 2015 and December 31, 2014.

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

Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. Amortization of capitalized software development costs for purchased technology that is technologically feasible at the time of purchase begins upon purchase and for internally developed costs, when the product is available for release to customers. Amortization is computed using a straight-line method over the estimated useful life of five (5) years.

During the three months ended March 31, 2015 and 2014, the Company incurred research and development costs of $132,510 and $136,956 and amortization expense of $401,406 and $290,401, respectively.

Intangible Assets

Intangible assets are amortized using the straight-line method over periods ranging from five to fifteen years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists. The majority of Ubiquity’s intangible assets are subject to amortization. See Note 5 for additional information.

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

Derivative Financial Instruments

The Company does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. However, under the provisions ASC 815 – “Derivatives and Hedging” certain financial instruments that have characteristics of a derivative, as defined by ASC 815, such as embedded conversion features on our Convertible Notes, that are potentially settled in the Company’s own common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net-share settlement is not within the Company’s control. In such instances, net-cash settlement is assumed for financial accounting and reporting purposes, even when the terms of the underlying contracts do not provide for net-cash settlement. Derivative financial instruments are initially recorded, and continuously carried, at fair value each reporting period.

The value of the embedded conversion feature is determined using the Black-Scholes option pricing model. All future changes in the fair value of the embedded conversion feature will be recognized currently in earnings until the note is converted or redeemed. Determining the fair value of derivative financial instruments involves judgment and the use of certain relevant assumptions including, but not limited to, interest rate risk, credit risk, volatility and other factors. The use of different assumptions could have a material effect on the estimated fair value amounts.

Fair Value of Financial Instruments

The Company follows the guidance of ASC 820: Fair Value Measurement and Disclosure. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of our Company. Unobservable inputs are inputs that reflect our Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of March 31, 2015, the Company’s derivative liabilities are considered a level 3 financial instrument, see Note 7 for discussion of valuation. As of December 31, 2014, we did not have any level 1, 2, or 3 assets or liabilities.

The carrying amounts reflected in the balance sheets for cash, prepaid expenses, other assets, accounts payable, accrued expenses, and notes payable approximate the respective fair values due to the short maturities of these items.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $14,535 and $28,335 for the three months ended March 31, 2015 and 2014, respectively.

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

Use of Estimates

Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, valuation of the Company’s common stock and common stock options, derivative liabilities, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when the Company reaches technological feasibility for its products; the potential outcome of the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from these estimates and assumptions.

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants outstanding using the treasury stock method and the average market price per share during the year. Convertible notes payable, options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three months ended March 31, 2015 and 2014, respectively, since their effect is anti-dilutive.

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of payroll deposits as of March 31, 2015 and December 31, 2014.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment recorded at cost consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Machinery and equipment	$486,122	$486,122
Office equipment	881,100	881,100
Leasehold improvements	641,599	641,599
Subtotal	2,008,821	2,008,821
Accumulated depreciation	(1,305,430)	(1,257,637)
Property and equipment, net	$703,391	$751,184

Depreciation expense was $47,793 and $56,805 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company’s capitalized costs in relation to developing and acquiring intangible assets, consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Patents and trademarks	$1,395,220	$1,337,798
Media projects	742,360	650,735
Sprocket Asset Group	8,275,804	8,275,804
Subtotal, intangible assets	10,413,384	10,264,337
Accumulated amortization	(3,580,673)	(3,179,267)
Intangible assets, net	$6,832,711	$7,085,070

Amortization expense for all intangible assets was $405,406 and $290,401 for the three months ended March 31, 2015 and 2014, respectively. The Sprocket Asset Group consists of the Invicta Immersive Property, Think Mobile Giftsender, Think Media, Digital Magazine, and a portion of the websites that were previously reported.

The estimated amortization expense over the next five fiscal years approximates:

2015	1,200,000
2016	1,600,000
2017	1,400,000
2018	900,000
2019	200,000

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Salaries and wages - Ubiquity, Inc.	$445,507	$559,704
Payroll and other taxes	1,051,899	1,145,125
Accrued consulting fee - BOD Member	225,000	150,000
Accrued rent	59,521	52,558
Other	19,922	1,967
Total current accrued expenses	1,801,849	1,909,354

Salaries and wages, long-term - Ubiquity, Inc.	-	1,000,000
Salaries and wages, long-term - Sponsor Me, Inc.	-	3,120,120
Total accrued expenses	$1,801,849	$6,029,474

The Company’s Chief Executive Officer and Senior Executive Vice President are paid as consultants and thus the required payroll taxes are not withheld and remitted to the appropriate taxing authorities. The Company issues these individuals 1099s which represent amounts paid to them. In connection with this, the Company accrues estimated taxes and penalties due to taxing authorities in which would be potentially due if the taxing authorities were to require the Company’s to pay if the individuals were deemed employees. The Company accrues the taxes at the time in which the amounts payable to the individuals is recorded. See Note 8 for discussion related to compensation either paid and/or accrued for related parties. As of March 31, 2015 and December 31, 2014, total amounts accrued related to potential payroll taxes and penalties were $797,137 and $890,623, respectively.

In February 2015, the Company’s Chief Executive Officer forgave accrued salary and bonuses of $1 million dollars in exchange for options to purchase 2,561,856 shares of common stock with an exercise price of $0.485 per share. The options vest immediately and have a five year life. The Company valued the options at $1,159,506 using the Black Scholes Option Pricing model, see Note 9 for variables used. In addition, accrued payroll taxes and penalties related to the forgiven salary and bonus of $118,000 were re-classed as the payroll amounts were not paid. The difference between the salary and taxes forgiven and the fair market value of the options of $41,006 was recorded as additional compensation expense.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have issuance discounts and other fees withheld. During the three months ended March 31, 2015, the Company issued convertible notes payable with principal amounts aggregating $1,597,450 in which proceeds of $1,455,250 were received. The convertible notes payable incur interest rates ranging from 1% to 12% per annum with due dates ranging from August 2015 to January 2017. The convertible notes payable are convertible into common stock of the Company at discounts ranging from 55-65% of either the lowest closing prices in the 20 days before the conversion date, the lowest trading price in the 25 days before the conversion date, or the volume-weighted average price of the three days before the conversion date. Certain of these notes are convertible immediately upon issuance, while others do not become convertible for a period of 180 days after issuance. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. The Company has recorded, or will record, a derivative liability in connection with the convertible notes payable on the date they become convertible. The combination of the original issue discount (“OID”), fees paid and allocation to the derivative liabilities resulted in discounts to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable. Subsequent to March 31, 2015, all convertible notes payable are in default due to the Company’s delinquency of its public filings.

Including the convertible notes payable discussed in the preceding paragraph, as of March 31, 2015, the Company has $1,801,450 in principal of convertible notes payable with remaining discounts of $776,395. These notes also contain various default provisions including increases to the interest rate ranging from 0% to 16% and increases to the principal balance ranging from 10% to 150%.

During the three months ended March 31, 2015 and 2014, $136,949 and $0 of the discount was amortized to interest expense, respectively. As of March 31, 2015, the unamortized debt discount was $776,395.

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the three months ended March 31, 2015, the Company recorded derivative liabilities of $1,027,204 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.2035 to $1.00 our stock price on the date of grant ($0.44 to $0.57), expected dividend yield of 0%, expected volatility of 132% to 189%, risk free interest rates ranging from 0.23% to 0.56% and expected terms ranging from 1 to 2 years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $463,000, which was recorded as a day one loss on derivative liability.

On March 31, 2015, the derivative liabilities were revalued at $1,253,446 resulting in a loss of $226,242 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.1375 to $0.17, our stock price on the date of valuation ($0.325), expected dividend yield of 0%, expected volatility of 154% to 197%, risk-free interest rates ranging from 0.23% to 0.56%, and an expected terms ranging from 0.87 to 1.85 years.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of March 31, 2015, the Company’s convertible notes payable are convertible into an aggregate of approximately 60 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

Compensation Related

UBIQUITY, INC.

SC Business, Inc.

SC Business, Inc. (“SC”) is an entity owned by the Company’s CFO, Brenden Garrison. At times SC charges Ubiquity for tax/consulting work. In order to assist the Company in accessing its credit card lines (as provided by the Carmichael family – see “Loans Payable – Related Parties” below), SC Business periodically charges the Company’s credit cards through PayPal and remits the related funds, net of fees, back to Ubiquity or to SME. The following is a summary of the transactions between the parties during the three months ended March 31, 2015 and 2014:

	2015	2014
Receivable from SC Business, beginning of the year	$1,279,681	$437,812
Amount charged on Ubiquity Credit Cards by SC Business	$1,398,162	$527,942
Amounts remitted back to Ubiquity	(1,127,947)	(380,203)
Amounts retained by SC for settlements of Brenden Garrison’s accrued salary (2015) and amounts due SC (2014)	(56,614)	(48,291)
PayPal and other fees incurred by SC Business	(51,551)	(18,748)

Receivable from SC Business	$1,441,731	$518,512 (1)
Amounts remitted to SME	$152,050	$80,700

(1) The substance of this receivable is that it is due from SME based on the balance being related to amounts remitted from Ubiquity to SME. See Note 2 for related elimination of the related balance upon the acquisition of SME. Accordingly, such amounts are eliminated in the consolidation of SME.

Max Gan

Max Gan is an employee of the Company. Max Gan loans the company money periodically and also assists the Company in accessing its credit card lines, Max Gan periodically charges the Company’s credit cards through PayPal. Max Gan,then remits the related amount charged, net of fees, back to Ubiquity. The following is a summary of the transactions between the parties during the three months ended March 31, 2015 and 2014:

	2015	2014
Receivable from Max Gan, beginning of year	$247,461	$125,920
Amount charged on Ubiquity Credit Cards	$232,289	$176,976
Amounts remitted back to Ubiquity	(246,620)	(172,887)
PayPal and other fees incurred	(8,177)	(4,089)
Interest Service fees charged	$0	$0

Receivable from Max Gan, end of period	$224,953	$125,920

Nicholas Mitsakos

Nicholas Mitsakos is the Company’s Co-Chairman of the Board. The Company entered into a directors retention agreement with Mitsakos on March 22, 2013 for the issuance of 250,000 shares of common stock as amended in July 2013 for the issuance of an additional 250,000 shares of common stock. Finally, the agreement was amended in December 2013, which calls for monthly payments of $25,000 beginning in January 2014. During the three months ended March 31, 2015 and 2014, the Company recorded expense of $75,000 and $75,000, respectively, under the contract. As of March 31, 2015 and December 31, 2014, the cash amounts owed under the contract were $225,000 and $150,000, respectively.

Carmichael Enterprises

This entity is owned by Al Carmichael, who is the father of our CEO, Chris Carmichael. Al Carmichael is the signor for the Company’s business credit cards. In exchange for providing the Company with the access to the related credit lines, the Company pays him a monthly fee of $2,500 per month. During the three months ended March 31, 2015 and 2014, the Company expensed $7,500 and $7,500 in consulting fees, and owed him $10,000 and $10,000, in reference to a note payable at March 31, 2015 and December 31, 2014, respectively.

Brittany Carmichael

Brittany Carmichael is the daughter of our CEO, Chris Carmichael and provides secretarial, administrative, and marketing support for the Company. The Company expensed approximately $5,195 and $6,752 related to her salary and personal expenses charged against her salary during the three months ended March 31, 2015 and 2014, respectively.

Cameron Carmichael

Cameron Carmichael is the son of our CEO, Chris Carmichael, and provides studio related services to the Company. The Company expensed approximately $3,322 and $3,404 related to his salary and personal expenses charged against his salary during the three months ended March 31, 2015 and 2014, respectively.

Shane Carmichael

Shane Carmichael is the son of our CEO, Chris Carmichael, and provides studio related services to the Company. The Company expensed approximately $14,757 and $7,257 related to his salary personal expenses charged against his salary during the three months ended March 31, 2015 and 2014.

Christopher Carmichael & Connie Jordan

The following is a summary of compensation paid and amounts payable to Christopher Carmichael and Connie Jordan for the three months ended March 31, 2015 and 2014:

	Christopher	Christopher
	Carmichael	Carmichael		Connie Jordan	Connie Jordan
	3/31/2014	3/31/2015		3/31/2014	3/31/2015
Beginning Accrued Balance	$1,053,398	$2,705,365		$181,241	$1,199,523
Add SME * - January 1, 2014	$1,220,863	$-		$971,065	$-
Salary - Ubiquity, Inc. Period Ending March 31st	$140,790	$142,151		$70,715	$71,914
Sponsor Me, Inc. Period Ending March 31st	$50,000	$50,000		$45,000	$47,500
Director Fees - Period Ending March 31st	$-	$-		$-	$-
Bonus	$87,332	$10,875		$29,324	$3,263
Other	$-	$(1,000,000)	{1}	$-	$-
Subtotal	$2,552,383	$1,908,391		$1,297,346	$1,322,199
Payments	$(179,605)	$(237,233)		$(133,198)	$(69,803)
SME Amounts Forgiven in Share Exchange Agreement	$(1,261,213)	$(1,470,863)		$(1,019,088)	$(1,198,565)
Accrual - Ending March 31	$1,111,565	$200,295		$145,060	$53,831

{1} Salary and bonuses forgiven for the exchange to purchase options, see note 6

* Payments do not include amounts SME paid an aggregate of approximately $20,386 and $20,861 in benefits for the three months ended March 31, 2015 and 2014, respectively.

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

Bonus

During the three months ended March 31, 2015 and 2014, the CEO earned bonuses of $10,875 and $87,332, respectively, in connection with the bonus provisions of his related employment agreement (see Note 10). During the three months ended March 31, 2015 and 2014, the Senior Executive Vice President earned bonuses of $3,263 and $29,325, respectively, in connection with the bonus provisions of her related employment agreement (see Note 10). The Company accounts for the bonuses as payroll expense.

Accrued Amounts Payable to CEO and Senior Executive Vice President

As of March 31, 2015 and December 31, 2014, amounts payable to the CEO related to the items discussed above were $194,445 and $1,274,852, respectively. See Note 6 for discussion related to $1,000,000 of salary and bonus payable to the CEO exchanged for options to purchase shares of the Company’s common stock. As of March 31, 2014 and December 31, 2014, amounts payable to the Senior Executive Vice President related to the items discussed above were $42,783 and $48,458, respectively.

Board of Director Fees

Effective July 1, 2014, the Company revised its policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company’s various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation. During the three months ended March 31, 2015 and 2014, the Company accrued $21,250 and $21,250, respectively, in connection with amounts due to non officer board of director members. As of March 31, 2015 and December 31, 2014, $103,750 and $82,500 was included within accrued expenses on the accompanying balance sheet.

UBIQUITY, INC.

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family are up to $800,000 per month and is memorialized in a formal agreement.

The Company had certain notes payable outstanding to related parties as of March 31, 2015 and December 31, 2014. During the periods ended March 31, 2015 and December 31, 2014, the Company borrowed $100,000 and $225,000 from Chris Carmichael for which payments were made of $0 and $232,000, respectively. As of March 31, 2015 and December 31, 2014, Christopher Carmichael was owed $100,000 and $0, respectively. The amounts were unsecured, incurred interest at 8% per annum and due on demand. During the period ended March 31, 2015, the Company recorded accrued interest of $0 as contributed capital as the interest on the notes payable was forgiven. The proceeds were used for operations.

Albert Carmichael, a family member of the Company’s CEO, was owed $10,000 and $10,000 as of March 31, 2015 and December 31, 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

Employees of the Company were owed $60,442 and $28,250 as of March 31, 2015 and December 31, 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

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

On March 6, 2015, the Company issued the CEO and the SEVP 250 shares each of Series A Preferred Stock. In connection with this issuance, the Company valued the shares at $295,918. The shares were valued under the provisions ASC 820 Fair Value Measurements taking into account the control premium associated with the voting provisions of the Series A. The Company expensed the value of the Series A upon issuance as there were no additional performance requirements.

Proceeds from Sales of Common Stock

During the periods ended March 31, 2015 and 2014, the Company issued 2,183,333 and 2,025,829 shares of common stock for cash proceeds of $517,500 and $1,746,632, respectively. In addition, as of March 31, 2015 the Company has a subscription receivable of $40,000. During the three months ended March 31, 2014, 1,664,000 shares of SME’s common stock were issued for cash proceeds of $193,000.

Common Stock Issued for Services and Settlement

During the three months ended March 31, 2015 and 2014, the Company issued 700,000 and 121,543 shares of common stock for services. The Company determined the value of such shares to be $364,000 and $1,023,779 for the three months ended March 31, 2015 and 2014, respectively. The values were based upon the fair market value of the Company’s common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

On March 6, 2015, the Company issued the CEO and the SEVP 250 shares each of Series A Preferred Stock. In connection with this issuance, the Company valued the shares at $295,918. The shares were valued under the provisions ASC 820 Fair Value Measurements taking into account the control premium associated with the voting provisions of the Series A. The Company expensed the value of the Series A upon issuance as there were no additional performance requirements.

On March 22, 2013, the Company entered into an agreement to retain a new co-chairman of the board. The agreement granted 285,714 shares of common stock valued at $0.54 per share for services to be rendered over a twelve month period. In July 2013, the agreement was amended to grant an additional 285,714 shares for services through February 2014 with a fair market value of $0.66. The value of the shares were recorded as a prepaid asset of $1,052,500 and was being amortized over the period of service. During the three months ended March 31, 2014, stock based compensation expense of $263,125 was recorded.

Options

During the year ended December 31, 2014, the Company granted options to purchase 2,536,321 shares of common stock to the board of directors and employees, including 850,000 to the CEO and 550,000 to the EVP for board of director and employment services; 269,331 to the CEO in connection with guarantees made on Company loans/credit cards; 32,767 to the CEO in connection with the Monkey Bars asset acquisition and 834,223 to employees and other board members. The options were valued at $3,827,938 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.87 to $2.41; dividend yield of 0%; expected volatility of 163%; risk-free interest rates of 0.12% and expected life of 60 months. During the three months ended March 31, 2015 and 2014, the Company recorded $202,972 and $686,177 in compensation expense in connection with the options, respectively. The Company expects to record the remaining unamortized portion of $541,258 during the year ending December 31, 2015.

During the three months ended March 31, 2015, the Company granted options to purchase 1,225,000 shares of common stock to the board of directors and employees, including 600,000 to the CEO and 400,000 to the EVP in connection with their employment; 2,561,856 to the CEO in connection with the forgiveness of $1.0 million in accrued salary; and 225,000 to employees. The options were valued at $765,927 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.49 to $0.67; dividend yield of 0%; expected volatility of 164.0%; risk-free interest rates of 0.12% and expected life of 60 months. During the three months ended March 31, 2015, the Company recorded $191,482 in compensation expense in connection with the options, respectively. The Company expects to record the remaining unamortized portion of $574,445 during the year ending December 31, 2015. In Addition, the company issued 2,561,856 options to the CEO in connection with the forgiveness of $1 Million in accrued salary (see note 6). Such options were valued with assumptions consistent with this noted above.

The aggregate intrinsic values of the options on the date of grant were $0 as the Company issues options at the then fair market value of common stock. As of March 31, 2015, all options were exercisable at prices above the fair market value of the Company’s common stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 4, 2013, the Company entered into an employment agreement with Christopher Carmichael, the Company’s Chief Executive Officer, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Carmichael Agreement”). The effective date of the Carmichael Agreement is July 1, 2013 and has a five (5) year term. The Carmichael Agreement called for an initial base salary of $420,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Carmichael Agreement also calls for annual cash bonuses that are equal to two and one half percent (2.5%) of the pretax gross revenue; a three percent (3%) override of gross license fees derived from the Company’s products and services; five percent (5%) success fee of the gross private placement capital contributions received by the Company though tied to performance; and, a three percent (3%) override of the gross book value derived from all cashless transactions of the Company. Moreover, the Carmichael Agreement called for the grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. As further compensation, Mr. Carmichael is awarded twenty percent of all gross revenues associated with the project known as “106 Yards”. On January 1, 2014, Christopher Carmichael’s employment contract was amended to reflect an annual base salary of $525,000 with bonus compensation of one and one half percent (1.5%) of the gross revenue of the Company, a 3% gross override of license fees derived from the Company’s products and services and a five percent (5%) success fee of the gross private placement capital contributions received by the Company though tied to performance; and, a three percent (3%) override of the gross book value derived from all cashless transactions of the Company. On March 1, 2015, Christopher Carmichael modified his employment agreement to reflect the same base salary but a different bonus structure focusing on the combination and revenue performance of the Company. He also is to receive 600,000 options annually. Beginning March 1, 2015, Carmichael receives three and a half percent (3.5%) of gross revenue from any and all corporate activities worldwide and a two and a half percent (2.5%) gross override of the book value derived from all cashless transactions. All cashless transactions are paid out as common stock.

On March 15, 2012, the Company renewed an employment agreement with Connie Jordan, the Company’s Senior Executive Vice President of Intellectual Property and Transmedia, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Jordan Agreement”). The effective date of the Jordan Agreement is March 15, 2012 and has a three (3) year term. The Jordan Agreement called for an initial base salary of $198,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Jordan Agreement also called for an annual cash bonus that is equal to one percent (1%) of the pretax gross revenue; and, one and one half percent (1.5%) of the net capital contributions received by the Company from strategic partners though tied to performance. Moreover, the Jordan Agreement called for the grant of an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share. On January 1, 2014, Connie Jordan’s employment contract was amended to reflect an annual base salary of $250,000 with bonus compensation of one percent (1.%) of the gross revenue of the Company, a one and a half percent (1.5%) gross override of license fees derived from the Company’s products and or services and a one and a half percent (1.55%) success fee of the gross private placement capital contributions received by the Company. She also is to receive 300,000 options annually. On March 1, 2015, Connie Jordan modified her employment agreement to reflect the same base salary but a different bonus structure focusing on the revenue performance of the Company. Beginning March 1, 2015, Jordan receives one and a half percent (1.5%) of gross revenue from any and all corporate activities worldwide and a three percent (3%) gross override of revenue resulting from the successful patent prosecution, litigation, settlement or actions taken by the Company.

On August 15, 2013, the Company entered into an employment agreement with Brenden Garrison, the Company’s Chief Financial Officer, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Garrison Agreement”). The Garrison Agreement called for an initial base salary of $150,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Garrison Agreement also calls for an annual bonus in the form of stock options to purchase 75,000 shares at an exercise price of $4.00. On January 1, 2014, Brenden Garrison’s employment contract was amended to reflect an annual base salary of $225,000 with bonus compensation of 150,000 options annually.

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

The foregoing descriptions of the terms of the Carmichael Agreement, Jordan Agreement, Garrison Agreement, and Harpole Agreement do not purport to be complete and are qualified in their entirety by reference to the provisions of such agreements filed as Exhibits 10.1 10.2, 10.3, and 10.4 to the 10-K, respectively, are incorporated by reference herein.

Other Contingencies

At the time of death of the former President of Ubiquity, Gregory Crotty had accrued $93,743 in salary, 22,857 Common Shares of Ubiquity Broadcasting Corporation, and had 200,929 options to purchase Ubiquity Broadcasting Corporation Common Shares at $5.25 per share. He also had 42,857 shares of common stock issued in his name. Ubiquity will have to issue these shares and pay the balance of his accrued salary to the proper beneficiary once established. As of March 31, 2015, an established beneficiary has yet to be named. All 200,929 options expired as of December 31, 2011 and are not included in total options outstanding.

During the first quarter of 2013, the Employment Development Department of the State of California (the “EDD”) notified the Company that it proposed to categorize our independent contractors as employees and proposed an assessment of additional employment taxes in the amount of $305,885, which represented a contingent liability. The Company filed a formal petition as of April 22, 2013. The Company has recorded a provision for the assessment as an accrued expense even though the Company believes the independent contractors do not meet the definition of an employee. In a letter from the EDD dated July 21, 2015, the EDD issued a final assessment of employment taxes in the amount of $36,128 for the period from October 1, 2009 to September 30, 2012. As resolution on all periods has not been attained, the Company has included approximately $797,137 of estimated taxes, penalties and interest in accrued expenses in the accompanying consolidated balance sheet as of March 31, 2015.

Litigation

Think Design Media, Inc. and Related Entities

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, on May 27, 2014, Think Design Media, Inc. (“TDM”) filed a lawsuit against the Company claiming breach of a December 2013 consulting contract. The Company’s position is that it’s cancellation of the consulting agreement was justified due to the non-performance of TDM; TDM disputes that position.

On July 28, 2014, a complaint was filed by the Company as the Plaintiff against Think Mobile, Inc., Carlos E. Orellana and Ivano Stamegna (together, the “TGS Defendants”), in the Superior Court of California. The Company alleged in its complaint causes for breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent inducement, intentional interference with contractual relations, intentional interference with prospective economic advantage and conversion. All causes of action asserted by the Company arise out of an agreement executed between the company and some of the TGS Defendants.

On September 25, 2014, a complaint was filed by the Company as the Plaintiff against TDM, Biznexion, Inc., Acosta Investments, LLC, Carlos Orellana, Ivano Stamegna, Anthony Cesare and other defendants (collectively, the “TDM Defendants”) in the Superior Court of California, County of Orange. The Company alleged that the TDM Defendants never had any intention to fulfill the terms of certain agreements forming the basis for the legal action, and instead improperly acquired and disclosed the Company’s trade secrets. The Company alleged in its complaint that the TDM Defendants’ actions constitute fraud, conversion, misappropriation of trade secrets, trademark infringement, breach of contract, fraudulent transfer, unfair competition, and violation of the Racketeer Influenced and Corrupt Organizations Act.

On February 26, 2015, the Company, Think Mobile, Inc., TDM, the TGS Defendants, the TDM Defendants, and all other parties to the lawsuits referenced above submitted to the Superior Court of California, County of Orange a request for dismissal of all actions between the parties. All such parties executed a Confidential Settlement Agreement and Release (the “Agreement”). As part of the Agreement, the lawsuits were settled and the Company obtained a full release from all defendants to such lawsuits.

Castro Actions

On or about July 2014 the Company filed a demand for Arbitration with JAMS against Lawrence E. Castro (“Castro”) for breach of the settlement agreement dated August 19, 2013, which was executed to settle and resolve a dispute between the Company and Castro regarding a prior “Work for Hire” relationship between the parties (the “Castro Settlement”). Under the Castro Settlement the Company paid Castro monetary compensation in exchange for providing certain agreements and assurances designed to protect certain intellectual property, business plans, road maps, vendors, investor relationships, employee relationships, contractors and work in progress. The arbitration complaint filed by the Company alleges that Castro breached the Castro Settlement and is seeking damages in the amount of $176,763, representing a refund of what the Company has paid to Castro. The Company is also seeking injunctive relief, actuals losses incurred by Castro’s breach, and damages for unjust enrichment including expenses and other damages. The Arbitration is currently in the discovery phase, which will enable both Castro and the Company to obtain documents and further evidence supporting their respective cases, as well question witnesses and the parties. The Arbitration is scheduled to be resolved in February, 2016.

Settlement With Four UBIQ Shareholders:

The Company entered into a settlement agreement on 25 February 2015 (the “Original Settlement”) with four shareholders of the Company (the “Shareholders”). The Shareholders had alleged, among other things, that the Company had failed to timely respond to requests of the Shareholders for the removal of transfer restrictions under Rule 144. The Original Settlement provided for, among other things, timely action in regard to Rule 144 and the issuance of additional shares to the Shareholders (the “Additional Shares”); the Additional Shares were to be free-trading shares. Formal litigation was never initiated, and the Company deemed the issuance of the Additional Shares as not material.

On 03 July 2015 the Company entered into a subsequent settlement agreement with the same Shareholders (the “Second Settlement”). The Shareholders had alleged, among other things, that the Company had failed to issue the Additional Shares. The Second Settlement provided, among other things, (i) that the Additional Shares were not to be free trading; (ii) a certificate for the Additional Shares would be immediately issued; and, (iii) UBIQ would take timely action in the future under Rule 144 with regard to the Additional Shares. No formal litigation was initiated and the matter was amicably resolved with no further material obligations or liabilities.

On 21 October 2015 the Company received a letter from counsel to the Shareholders that they decided to terminate the Second Settlement as the Company was unable to remove the Rule 144 restrictive legend from the Additional Shares. Since the Company was not current in its filings with the SEC it was unable to remove said legend. In light of the legal inability to satisfy that provision of the Second Settlement, the Company believes it can enforce the Second Settlement and that there is no material exposure to the Company.

Typenex Matter:

On 14 August 2015 the Company was served with a demand for arbitration by Typenex Co-Investment, LLC (“Typenex”). Typenex is the holder of one of the many convertible notes issued by the Company. Typenex is claiming, among other things, that the Company is in breach of the convertible note issued in favor of Typenex (the “Note”), and that it is entitled to an injunction against the Company enjoining it from, among other things, up to and until the Note is paid in full (i) issuing any other convertible debt with a variable interest rate; (ii) paying any cash to the holders of any other convertible notes issued by the Company; and, (iii) issuing any additional shares of stock to the holders of any other variable interest rate convertible notes issued by the Company. Arbitration of the Typenex matter has started in Salt Lake City, Utah. The matter is scheduled for decision by arbitration on 17 December 2015. The arbitrator has issued an injunction as described above. The Company believes that any such order by the Utah arbitrator will be subject to all available defenses under California law as Typenex will be required to enforce any such judgment in California. While the Company owes the principal on the Note, the Company believes that interest will be reduced and that additional amounts may be recovered from Typenex as an offset to the Note. Default provisions include increasing the interest rate to 22% and various increases to the principal balance ranging from 5-15% for each act of non-compliance related to certain notifications to the holder, filing requirements, repayment, etc. The company became in default of this note on April 16, 2015, and the company is still in the process of determining the impact of this default to its financial statements.

Lease Matter:

The Company is currently operating under a forbearance arrangement with its landlord, Avant Garde, for the lease of its office space in Irvine, California. After paying September, 2015 rent late under the applicable lease, Avante Garde is requesting additional security for the continued use of the leased premises by the Company. A letter of credit and additional security alternatives are being discussed. Discussions between Avante Garde and the Company are ongoing. The Company believes that an agreement will be reached with Avante Garde for additional security on the lease.

North Matter:

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

Financing

On November 10, 2014, the Company engaged Deutsche Bank Securities Inc. to perform such financial advisory and investment banking services as the Company reasonably and specifically requests and as Deutsche Bank agrees. Deutsche Bank is engaged on a non-exclusive basis to provide advisory and investment banking services with respect to the exploration of strategic alternatives that may lead to a possible transaction, through sale, merger, joint venture or otherwise, whether effected in a single transaction or a series of related transactions, in which 40% or more of the voting power of the Company or all or a substantial portion of its business or assets are combined with or transferred to any company that is an acquisition target or another person or entity.

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

NOTE 11 - RESTATED BALANCES

The Board of Directors of Ubiquity, Inc. determined, after consultation with Company management and the Company’s independent registered public accounting firm, that, based on a review of the Company’s accounting for certain intangible assets, the valuation of certain equity instruments, the non-consolidation of SME that certain amounts were not properly accounted for in prior years and that the financial statement for the three months ended March 31, 2014 were materially misstated. The following is a summary of the changes in balances from the Company’s previously issued financials for the three months ended March 31, 2014 compared to the balances contained in the accompanying consolidated financial statements, which reflect the adjustments necessary to conform to the audited 2014 balances.

Statement of Operations:

	Originally Filed Three Months Ended March 31, 2014	Adjustments		As Filed Herein Three Months Ended March 31, 2014
Revenues - related party	$250,000	$(250,000)	(A)	$-

Meals and entertainment	18,202	1,661	(A)	19,863
Marketing	27,203	1,132	(A)	28,335
Outside and development services	13,545	136,956	(B)	150,501
Payroll expense	408,464	208,382	(A)	730,377
		113,531	(C)
Stock-based compensation	1,336,279	686,177	(D)	1,973,081
		(49,375)	(E)
Office and computer	59,564	771	(A)	60,335
Professional fees	326,555	24,887	(A)	376,442
		25,000	(F)
Rent	131,443	(180)	(A)	131,263
Travel	36,466	756	(A)	37,222
Taxes	203	113	(A)	316
Depreciation and amortization	357,102	24,381	(A)	371,587
		(9,896)	(B)
Other operating expenses	87,857	15,351	(A)	103,208
Interest expense	-	(1,155)	(A)	(1,155)

Net loss	$(2,580,677)	$(1,430,802)		$(4,011,479)
Basic and diluted loss per share	$(0.03)			$(0.04)
Weighted average shares outstanding	93,195,793	(950,000)	(G)	92,245,793

Statement of Cash Flows:

	Originally Filed Three Months Ended March 31, 2014	Adjustments		As Filed Herein Three Months Ended March 31, 2014
Net loss	$(2,580,677)	(1,430,802)		$(4,011,479)
Depreciation and amortization	357,102	24,381	(A)	371,587
		(9,896)	(B)
Stock-based compensation	1,336,279	686,177	(D)	1,973,081
		(49,375)	(E)
Accounts receivable - related party	(100,000)	100,000	(A)	-
Prepaid expenses	(53,770)	-		(53,770)
Other current assets	(151,828)	157,228	(A)	5,400
Accounts payable	(315,112)	55,368	(A)	(259,744)
Accrued expenses	51,945	104,982	(A)	156,927
Credit cards payable	726	45	(A)	771

Net cash used in operating activities	$(1,465,285)	$(361,892)		$(1,827,177)

	Originally Filed Three Months Ended March 31, 2014	Adjustments		As Filed Herein Three Months Ended March 31, 2014
Loans to related parties	$-	(86,128)	(A)	$(86,128)
Purchase of property and equipment	(2,702)	-		(2,702)
Other assets	-	(5,500)	(A)	(5,500)
Acquisition of intangible assets	(226,936)	136,956	(B)	(112,782)
		(22,802)	(A)
Cash from SME	-	19,727	(A)	19,727

Net cash used in investing activities	$(229,638)	$42,253		$(187,385)

	Originally Filed Three Months Ended March 31, 2014	Adjustments		As Filed Herein Three Months Ended March 31, 2014
Net proceeds from loan payable - related party	$50,000	14,500	(A)	$64,500
Equity issuance costs	(113,531)	113,531	(C)	-
Proceeds from sale of common stock	1,746,632	193,000	(A)	1,939,632

Net cash provided by financing activities	$1,683,101	$321,031		$2,004,132

The following is a description of the restated March 31, 2014 as filed herein.

(A) The differences reflect the consolidation of SME effective January 1, 2014 and the change to SME’s accounts during the three months ended March 31, 2014. At the time, the Company did not have an equity ownership in SME. However, since SME was primarily owned by officers of the Company. The Company determined that as of January 1, 2014, SME should be consolidated in with the Company’s operations. This determination was based upon the fact that the Company was the primary funding source for SME’s operations. Prior to 2014, SME funded operations through the sale of SME common stock. In addition, all inter-company transactions between SME and Ubiquity were eliminated.

(B) To correct amortization expense on intangible assets. The Company lowered amortization expense for the three months ended March 31, 2014 by $9,896. The decrease was primarily due to the reduction in carrying value of the intangible assets prior to December 31, 2012, offset by a decrease in estimated life of such asset from fifteen to five year. In addition, the Company expensed $136,956 in development expenses in which had been previously capitalized.

(C) To correct bonuses recorded as an offset to equity rather than expense. The bonuses were based upon a percent of capital raised and payable to Christopher Carmichael and Connie Jordan. Previously, the bonuses had been recorded as an offset to the proceeds recorded within additional paid in capital. The correction increased the net loss for the three months ended March 31, 2014 by $113,531.

(D) To correct stock based compensation related to options granted to management and employees. Initially, the options issuable under employment contract were valued at the end of the year. However, beginning in 2014 the options were valued at the beginning of the year and expensed over the course of the year. This change caused additional expense of $686,177 to be recorded within the three months ended March 31, 2014.

(E) To correct stock based compensation related to common stock issued for services. In connection with a services agreement with Nick Mitsakos with a one year term entered into during 2013. Initially, the Company recorded the unamortized portion of $312,500 as deferred stock based compensation. To correct, the Company recorded the remaining amortization as a prepaid, amortizing over the term of the agreement. The adjustment decreased compensation expense during the three months ended March 31, 2014 by $49,375.

(F) To correct amounts accrued under Nick Mitsakos’ consulting contract in which were earned during the three months ended March 31, 2014 but recorded within a later quarter.

(G) To correct the par value of shares incorrectly shown as outstanding as of December 31, 2013 in which were never issued. The shares were not split effected during the 4:1 forward split and thus causing the error. In addition, the item had an impact on the weighted average shares outstanding of approximately 950,000 common shares.

NOTE 12 - SUBSEQUENT EVENTS

Convertible Notes Payable

Subsequent to March 31, 2015 through the date of this filing, the Company received $785,400 in proceeds from convertible notes payable. The convertible notes payable are either convertible upon issuance or six months from such date, incur interest rates ranging from 8-12%, have conversion rates with discounts to market ranging from 35-45% and mature within six to 24 months. The terms of the notes are substantially similar to those disclosed in Note 7. Each financing was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Sales of Common Stock

Subsequent to March 31, 2015, the Company issued approximately 30,073,979 shares of common stock for cash proceeds of $1,583,530. Each sale was made pursuant to a Securities Purchase Agreement the Company has used for previous sales of its common stock and containing terms, conditions, representations, and warranties typically found in similar transactions. Each sale was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Common stock issued for services

Subsequent to March 31, 2015, the Company issued approximately 1,452,133 shares of common stock for services.

Other

On September 18, 2015, Ubiquity, Inc. (the “Company”) entered into a Mobile Applications Development and Services Agreement (“Agreement”) with Appetizer Mobile LLC (“Appetizer”). Under the terms of the Agreement Appetizer will provide all necessary development services related to mobile applications for the use of the Company’s signature product, the “Sprocket”, in wearable tech devices. Specifically, the first project will be for the integration of the Sprocket into the Apple Watch, which is expected to be completed in March 2016 Pursuant to the Agreement, the Company will form a new corporation, to be named Sprocket Wearables, Inc. (“Sprocket Wearable’s”). Appetizer will initially own twenty five percent (25%) of the issued shares of Sprocket Wearables and will head the wearable division. As of October 31, 2015 the Company owns 65%, Appetizer Mobile owns 25% and other investors own 10% through the investment of $1M in cash of which $900,000 has been received.

On September 25, 2015 Ubiquity, Inc entered into an exclusive license agreement with Sprocket Wearable’s Inc. The agreement calls for a 15% royalty of the gross sales of all licensed goods and services and an initial license non-refundable entry fee of $1,500,000 (ONE MILLION FIVE HUNDRED THOUSAND DOLLARS), which will be used at the Corporate level for general working capital purposes.

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

Overview

Ubiquity, Inc. (the “Company,” “Ubiquity,”, “We,” or “Us”), was incorporated in the State of Nevada on December 2, 2011. On March 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of the Company (“Acquisition Sub”), and Ubiquity Broadcasting Corporation, a Delaware corporation (“Ubiquity-DE”).

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

Business

Ubiquity, Inc. (“Ubiquity” or the “Company”) is focused on providing a platform which enables anyone to connect to internet-based content on any type of device. Ubiquity’s unique technology and robust patent portfolio has led to the development of the Company’s signature product, the Sprocket. The Sprocket can be easily downloaded onto any type of device (such as mobile phone, tablet, laptop, etc.) and then easily customized to provide the user with easy access to all web-based content, social media outlets, video-based content, private networks, social networks, personalized files, intelligent search, and virtually all other media. In short, the Sprocket provides easy and expedited access to content in the manner and choices selected by the user. The Sprocket also provides detailed analytics and data on the end-users, delivering tremendous value as a marketing tool to the content providers and advertisers.

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

Recent Developments

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

American Tec Company Limited - Letter of Intent

On July 18, 2014, the Company entered into a letter of intent with American Tec Company Limited (“Amtec”) to advance the development and distribution of Ubiquity’s Sprocket software and data analytics in Asia. According to the terms of the LOI, AMTEC will assist the Company with the distribution of Sprocket throughout China, Hong Kong, South East Asia, Vietnam and India. AMTEC will further assist in the distribution structure of Sprocket and will identify key buyers that include major technology companies currently operating in the mobile technology space. Ubiquity will develop and deliver a Sprocket model to AMTEC that will be used to present to potential buyers of Ubiquity’s proprietary mobile solution. Ubiquity will provide all development support of Sprocket and will help AMTEC establish Sprocket throughout Asia. The parties intend to proceed to execute definitive documents for this transaction, but there can be no assurance that such agreements will be agreed upon by the parties and that the transaction will be finalized. See the Company’s 8-K filed on August 12, 2014 for additional information.

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

Sprocket HK has secured its first licensee iWebgate that put the Sprocket into their mobile containers. iWebgate intends to distribute their containers to telco’s and government agencys. In May of 2015 iWebgate announced it had entered into an agreement to distribute its mobile container including the Sprocket to Australia’s telcom Telstra. Ubiquity, Inc. will in effect receive 60% of the licensing fee from this deal once monetary considerations are derived.

iWebgate Ltd is listed on the ASX under the symbol IWG.

Plan of Operations

Creating IoT (“Internet of Things”) for emerging businesses in social, mobile, analytics, & cloud, the Company is a leader in Multiscreen as a Service (“MaaS”) creating a comprehensive “full stack” engagement platform for multiscreen application environments. The Company is the first fully integrated enterprise platform that enables brands to capture, engage, manage and monetize their anywhere anytime users. Ubiquity’s intellectual property and unique cloud-based technology combines MaaS with SaaS to enable its customers to structure their content and data in a mobile cloud to deliver innovative user experiences to their multiscreen communities and audiences worldwide. The Company’s products and services include the Sprocket Platform, with a uniform comprehensive warehouse data analytics format; GiftSender, a mobile wallet; Monkeybars, a social mobility distribution platform; and, proprietary video intelligence software. The Company sells to small and mid-size business (“SMB”), digital media, education, enterprise, and government customers. The company also operates a multimedia studio division pushing the creative boundaries of film, digital media, interactive content, and both augmented and virtual reality.

Results of Operations

Comparison for the three months ended March 31, 2015 and 2014

Net Revenue

Net revenues were $4,569 for the three months ended March 31, 2015 as compared to $19,050 for the three months ended March 31, 2014, a decrease of $14,481 or 76%. This decrease is primarily attributable to the Company having historically experienced inconsistent revenue streams. This inconsistency is related to the event driven nature of its historical revenue. Going forward, management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services.

Total Cost of Sales

Cost of sales was $6,854 for the three months ended March 31, 2015 as compared to $39,126 for the three months ended March 31, 2014 a decrease of $32,272 or 83%. The decrease is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel.

Gross Profit (Loss)

Gross profit (loss) was ($2,285) for the three months ended March 31, 2015 as compared to gross profit (loss) of ($20,076) for the three months ended March 31, 2014 an increase of $17,791 or 89%.

Operating Expenses

Operating expense were $4,010,690 for the three months ended March 31, 2015 as compared to $3,990,248 for the three months ended March 31, 2014 an increase of $20,442 or 1%. For the three months ended March 31, 2015, operating expense primarily consisted of stock-based compensation of $1,419,378, which is dependent upon when we grant common stock and options for services and when the services are performed; payroll expense of $683,886 which decreased from the prior like period due to a decrease in personnel and salaries for our management team; professional fees of $674,956 which increased from the prior like period due to significant costs incurred by us in connection with our recent public filings and legal costs in connection with recent lawsuits filed.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, sales of common stock, revolver borrowings including the use of credit cards, loans from officers, and notes payable.

At March 31, 2015, Ubiquity had cash and cash equivalents of $47,823 as compared to $102,286 as of December 31, 2014, representing a decrease of $54,463.

The cash flow used in operating activities increased to $2,012,987 for the three months ended March 31, 2015 compared to $1,827,177 for the three months ended March 31, 2014. Our net loss during the three months ended March 31, 2015 had the biggest impact on our cash used in operating activities as to date we have not generated sufficient revenues to cover our operating expenditures.

The cash flow used in investing activities increased to net cash used of $136,417 for the three months ended March 31, 2015, as compared to net cash used of $187,385 for the three months ended March 31, 2014. We continue to expend monies in connection with the development of our intangible assets on an as needed basis.

The cash flow provided by financing activities decreased to net cash provided of $2,094,941 for the three months ended March 31, 2015, as compared to net cash provided of $2,004,132 for the three months ended March 31, 2014. Due to the loss from operations, we continue to raise capital through the sale of our common stock and issuance of notes payable in order to fund operations. Capital is raised on an as needed basis.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended March 31, 2015 and fiscal year ended December 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

We issue restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

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

The material weaknesses relate to the following:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Think Design Media, Inc. and Related Entities

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, on May 27, 2014, Think Design Media, Inc. (“TDM”) filed a lawsuit against the Company claiming breach of a December 2013 consulting contract. The Company’s position is that it’s cancellation of the consulting agreement was justified due to the non-performance of TDM; TDM disputes that position.

On July 28, 2014, a complaint was filed by the Company as the Plaintiff against Think Mobile, Inc., Carlos E. Orellana and Ivano Stamegna (together, the “TGS Defendants”), in the Superior Court of California. The Company alleged in its complaint causes for breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent inducement, intentional interference with contractual relations, intentional interference with prospective economic advantage and conversion. All causes of action asserted by the Company arise out of an agreement executed between the company and some of the TGS Defendants.

On September 25, 2014, a complaint was filed by the Company as the Plaintiff against TDM, Biznexion, Inc., Acosta Investments, LLC, Carlos Orellana, Ivano Stamegna, Anthony Cesare and other defendants (collectively, the “TDM Defendants”) in the Superior Court of California, County of Orange. The Company alleged that the TDM Defendants never had any intention to fulfill the terms of certain agreements forming the basis for the legal action, and instead improperly acquired and disclosed the Company’s trade secrets. The Company alleged in its complaint that the TDM Defendants’ actions constitute fraud, conversion, misappropriation of trade secrets, trademark infringement, breach of contract, fraudulent transfer, unfair competition, and violation of the Racketeer Influenced and Corrupt Organizations Act.

On February 26, 2015, the Company, Think Mobile, Inc., TDM, the TGS Defendants, the TDM Defendants, and all other parties to the lawsuits referenced above submitted to the Superior Court of California, County of Orange a request for dismissal of all actions between the parties. All such parties executed a Confidential Settlement Agreement and Release (the “Agreement”). As part of the Agreement, the lawsuits were settled and the Company obtained a full release from all defendants to such lawsuits.

Castro Actions

On or about July 2014 the Company filed a demand for Arbitration with JAMS against Lawrence E. Castro (“Castro”) for breach of the settlement agreement dated August 19, 2013, which was executed to settle and resolve a dispute between the Company and Castro regarding a prior “Work for Hire” relationship between the parties (the “Castro Settlement”). Under the Castro Settlement the Company paid Castro monetary compensation in exchange for providing certain agreements and assurances designed to protect certain intellectual property, business plans, road maps, vendors, investor relationships, employee relationships, contractors and work in progress. The arbitration complaint filed by the Company alleges that Castro breached the Castro Settlement and is seeking damages in the amount of $176,763, representing a refund of what the Company has paid to Castro. The Company is also seeking injunctive relief, actuals losses incurred by Castro’s breach, and damages for unjust enrichment including expenses and other damages. The Arbitration is currently in the discovery phase, which will enable both Castro and the Company to obtain documents and further evidence supporting their respective cases, as well question witnesses and the parties. The Arbitration is scheduled to be resolved in February, 2016.

Settlement With Four UBIQ Shareholders:

The Company entered into a settlement agreement on 25 February 2015 (the “Original Settlement”) with four shareholders of the Company (the “Shareholders”). The Shareholders had alleged, among other things, that the Company had failed to timely respond to requests of the Shareholders for the removal of transfer restrictions under Rule 144. The Original Settlement provided for, among other things, timely action in regard to Rule 144 and the issuance of additional shares to the Shareholders (the “Additional Shares”); the Additional Shares were to be free-trading shares. Formal litigation was never initiated, and the Company deemed the issuance of the Additional Shares as not material.

On 03 July 2015 the Company entered into a subsequent settlement agreement with the same Shareholders (the “Second Settlement”). The Shareholders had alleged, among other things, that the Company had failed to issue the Additional Shares. The Second Settlement provided, among other things, (i) that the Additional Shares were not to be free trading; (ii) a certificate for the Additional Shares would be immediately issued; and, (iii) UBIQ would take timely action in the future under Rule 144 with regard to the Additional Shares. No formal litigation was initiated and the matter was amicably resolved with no further material obligations or liabilities.

On 21 October 2015 the Company received a letter from counsel to the Shareholders that they decided to terminate the Second Settlement as the Company was unable to remove the Rule 144 restrictive legend from the Additional Shares. Since the Company was not current in its filings with the SEC it was unable to remove said legend. In light of the legal inability to satisfy that provision of the Second Settlement, the Company believes it can enforce the Second Settlement and that there is no material exposure to the Company.

Typenex Matter:

On 14 August 2015 the Company was served with a demand for arbitration by Typenex Co-Investment, LLC (“Typenex”). Typenex is the holder of one of the many convertible notes issued by the Company. Typenex is claiming, among other things, that the Company is in breach of the convertible note issued in favor of Typenex (the “Note”), and that it is entitled to an injunction against the Company enjoining it from, among other things, up to and until the Note is paid in full (i) issuing any other convertible debt with a variable interest rate; (ii) paying any cash to the holders of any other convertible notes issued by the Company; and, (iii) issuing any additional shares of stock to the holders of any other variable interest rate convertible notes issued by the Company. Arbitration of the Typenex matter has started in Salt Lake City, Utah. The matter is scheduled for decision by arbitration on 17 December 2015. The arbitrator has issued an injunction as described above. The Company believes that any such order by the Utah arbitrator will be subject to all available defenses under California law as Typenex will be required to enforce any such judgment in California. While the Company owes the principal on the Note, the Company believes that interest will be reduced and that additional amounts may be recovered from Typenex as an offset to the Note. Default provisions include increasing the interest rate to 22% and various increases to the principal balance ranging from 5-15% for each act of non-compliance related to certain notifications to the holder, filing requirements, repayment, etc.

Lease Matter:

The Company is currently operating under a forbearance arrangement with its landlord, Avant Garde, for the lease of its office space in Irvine, California. After paying September, 2015 rent late under the applicable lease, Avante Garde is requesting additional security for the continued use of the leased premises by the Company. A letter of credit and additional security alternatives are being discussed. Discussions between Avante Garde and the Company are ongoing. The Company believes that an agreement will be reached with Avante Garde for additional security on the lease.

North Matter:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

2,183,333 shares were issued in the quarter ended March 31, 2015 to approximately 15 accredited investors as defined in Rule 506 of Regulation D promulgated under the Securities Act for a total of $517,500.

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

The Company issued 700,000 shares of common stock to three people for services during the quarter ended March 31, 2015. The shares were valued at a total value of $364,000.

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

The Company received approximately $1,500,000 in proceeds from convertible notes payable during the quarter ended March 31, 2015. The convertible notes payable are either convertible upon issuance or six months from such date, incur interest rates ranging from 8-12%, have conversion rates with discounts to market ranging from 35-45% and mature within six to 24 months. The terms of the notes are substantially similar to those disclosed in Note 7. Each financing was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

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

Dated: November 16, 2015

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: November 16, 2015

