Form 10-Q
period 2015-06-30
UBIQUITY, INC.
filed 2016-02-01
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015.

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

As of January 25, 2016, there were 200,254,308 shares of common stock, $0.001 par value issued and outstanding.

UBIQUITY, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2015

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “Ubiquity-NV,” “our Company,” or “the Company” are to the business of Ubiquity, Inc. and its wholly-owned subsidiaries.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UBIQUITY, INC.

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(UNAUDITED)

3

UBIQUITY, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	December 31, 2014

Assets:
Cash and cash equivalents	$189,180	$102,286
Accounts receivable, net	2,600	-
Prepaid expenses	39,433	39,433
Loans receivable - related parties	288,882	247,461
Other current assets	100	100
Total current assets	520,195	389,280

Property and equipment, net	658,117	751,184
Other assets	58,993	58,993
Intangible assets, net	5,499,938	7,085,070
Total assets	$6,737,243	$8,284,527

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities
Accounts payable	$615,763	$577,990
Accrued expenses	2,170,845	1,909,354
Credit cards payable	958,848	825,854
Loans payable - related parties	253,592	48,251
Convertible notes, net discounts of $1,503,850 and $3,119, respectively	1,543,105	200,881
Derivative liabilities	3,726,664	-
Total current liabilities	9,268,817	3,562,330

Accrued expenses, long-term	-	4,120,120
Total liabilities	9,268,817	7,682,450

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 10,000,000 shares authorized, 500 and no shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1	-
Common stock, par value $0.001, 800,000,000 shares authorized, 125,368,222 and 104,502,111 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	125,368	104,502
Additional paid-in capital	155,118,392	151,758,762
Accumulated deficit	(157,775,335)	(146,383,599)
Total stockholders’ equity (deficit)	(2,531,574)	5,479,665
Non-controlling interest	-	(4,877,588)
Total liabilities and stockholders’ equity (deficit)	$6,737,243	$8,284,527

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
		(restated)		(restated)

Revenues	$20,831	$14,100	$25,400	$33,150
	20,831	14,100	25,400	33,150

Costs of sales	922	55,976	7,776	95,102
Gross profit (loss)	19,909	(41,876)	17,624	(61,952)

Operating expenses:
Meals and entertainment	4,028	20,042	25,841	39,905
Marketing	13,889	39,626	28,424	67,961
Outside services	45,103	123,606	188,542	274,107
Payroll expense	534,629	954,755	1,218,515	1,685,132
Stock-based compensation	1,002,936	4,452,298	2,422,314	6,425,379
Office and computer	44,097	94,802	168,714	155,137
Professional fees	487,313	494,439	1,196,541	870,881
Rent	158,697	120,020	333,506	251,283
Travel	26,340	165,638	37,153	202,860
Taxes	6,181	4,903	18,352	5,219
Charitable contributions	11,500	17,897	20,208	25,615
Depreciation and amortization	446,741	446,587	895,940	818,174
Other operating expenses	101,592	80,995	339,686	184,203
Total operating expenses	2,883,046	7,015,608	6,893,736	11,005,856

Operating loss	(2,863,137)	(7,057,484)	(6,876,112)	(11,067,808)

Other income and (expense):
Interest expense	(1,781,733)	(1,222)	(1,942,114)	(2,377)
Loss on impairment of intangible assets	(940,000)	-	(940,000)	-
Change in fair market value of derivative liabilities	(1,393,783)	-	(1,906,479)	-
Other income	8,441	-	11,339	-
Total other income (expense)	(4,107,075)	(1,222)	(4,777,254)	(2,377)

Loss before provision for income taxes	(6,970,212)	(7,058,706)	(11,653,366)	(11,070,185)

Provision for income taxes	-	-	-	-

Net loss	$(6,970,212)	$(7,058,706)	$(11,653,366)	$(11,070,185)

Loss attributable to non-controlling interest	-	316,326	261,630	593,084

Loss attributable to Ubiquity, Inc.	$(6,970,212)	$(6,742,380)	$(11,391,736)	$(10,477,101)

Net loss per share: basic and diluted	$(0.06)	$(0.07)	$(0.10)	$(0.12)
Weighted average number of shares outstanding: basic and diluted	116,892,767	94,794,371	111,493,151	93,534,241

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,653,366)	$(11,070,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	895,940	818,174
Stock-based compensation	2,422,314	6,425,379
Common stock issued for extension of convertible notes payable	27,413	-
Additional fair value related to exchange of options for accrued officer salaries	41,006	-
Loss on change in fair market value of derivative liabilities	1,906,479	-
Principle increase due to default on convertible notes payable	716,605	-
(Gain) loss on extinguishment	(8,441)	-
Amortization of debt discount	888,840	-
Loss on impairment of intangible assets	940,000	-
Changes in operating assets and liabilities:
Accounts receivable	(2,600)	(8,250)
Prepaid expenses	-	(53,770)
Other current assets	-	5,400
Accounts payable	27,094	(322,552)
Accrued expenses	531,940	388,271
Credit cards payable	132,994	(140,565)
Net cash used in operating activities	(3,133,782)	(3,958,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from (loans to) related parties	(41,421)	(363,640)
Purchase of property and equipment	-	(2,702)
Other assets	-	(5,500)
Purchase/acquisition of intangible assets	(157,741)	(271,221)
Cash from SME	-	19,727
Net cash used in investing activities	(199,162)	(623,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	2,168,475	-
Payments on convertible notes payable	(204,000)	-
Proceeds from loans payable - related party	302,000	168,741
Payments on loans payable - related party	(119,137)	-
Proceeds from sale of common stock	1,272,500	4,567,837
Net cash provided by financing activities	3,419,838	4,736,578

Change in cash and cash equivalents	86,894	155,144
Cash and cash equivalents, beginning of period	102,286	74,300
Cash and cash equivalents, end of period	$189,180	$229,444

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$5,000
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:

Value of embedded conversion feature for debt discount	$2,051,477	$-
Conversion notes payable and derivative liabilities into common stock	$281,292	$-
Common stock issued with convertible debt	$125,625	$-
Conversion of accrued wages into stock options	$1,118,500	$-
Value of common stock issued for assets	$-	$2,250,000

See accompanying notes to financial statements.

UBIQUITY, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(UNAUDITED)

NOTE 1 - COMPANY OVERVIEW

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

On December 31, 2014, effective March 31, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with Sponsor Me, Inc. (“Sponsor Me”), a Nevada corporation, and a related party, which resulted in the acquisition of 100% of the issued and outstanding equity securities of Sponsor Me. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding capital stock of Sponsor Me from the Sponsor Me shareholders for an aggregate purchase price of 3,878,467 shares, or 3.59% of the Company’s common stock. In addition, in connection with the transaction, the Company forgave notes accounts/receivables due from Sponsor Me and SC Business, Inc., and members or SME management and SME consultants, who are also members of Ubiquity management, forgave approximately $3.2M in accrued salary and related payroll taxes. The Company recorded the acquisition of the remaining non-controlling interest as an equity transaction in accordance with Accounting Standards Codification (“ASC”) 810.

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

In addition, the operations of Sponsor Me are included within these financial statements and thus a pro-forma for the three and six months ended June 30, 2015 and 2014 is not required.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The Company is currently in various negotiations for the licensing of their Sprocket product line, however, no formal terms have been agreed upon. To date revenues from licensing agreements have not been sufficient to fund operations. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than disclosed above, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. Subsequent to quarter end, the Company raised $0 in convertible notes payable, and $1,822,530 from the sale of common stock.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not indicative of the results that may be expected for the full year.

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

Sprocket HK Limited

On March 3, 2015, Sprocket HK Limited was incorporated in Hong Kong. Ubiquity, Inc. holds a 51% non-dilutable stake in Sprocket HK Limited.

On March 13, 2015, Ubiquity, Inc. entered into a Non-Exclusive Commercial Technology License Agreement (the “License Agreement”) with Sprocket HK Limited (“Sprocket”), a Hong Kong limited liability company. Pursuant to the terms of the License Agreement, the Company agreed to grant to Sprocket a domestic and international non-exclusive license to make, use, copy and distribute products and services based upon the technology owned by the Company. Sprocket will also negotiate licenses with third parties, subject to the terms and conditions set forth in the License Agreement. The minimum cash flow expected to be generated from the Licensing Agreement to Ubiquity, Inc. is $100,000 and carries a revenue share agreement where Sprocket will pay Ubiquity, Inc 60% of all net revenue proceeds of all licensed and sub-licensed technology either directly or indirectly. The cash flow generated from this agreement can be for general expenses and working capital in Ubiquity, Inc. There were no operations at this entity for the period ended June 30, 2015.

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

Ubiquity satisfies the second condition because as the primary source of capital beginning in 2014, Ubiquity, Inc. is expected to absorb the losses that will be significant to the VIE. On March 31, 2015, SME was acquired by Ubiquity and thus the VIE was eliminated.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statements of operations represents the minority ownership’s 100% share of net losses of SME incurred during the three months ended March 31, 2014, the six months ended June 30, 2014 and the three months ended March 31, 2015. On March 31, 2015, SME was acquired by Ubiquity and thus the non-controlling interest was eliminated on that date.

Ubiquity, Inc owns 51% of Sprocket HK Limited which is consolidated into the accompanying financial statements. However there were no operations at this entity for the three and six months ended June 30, 2015.

Cash and Cash Equivalents

For purposes of the accompanying consolidated financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. The allowance for doubtful accounts was $70,000 at June 30, 2015 and December 31, 2014.

Property and Equipment

The capital assets are being depreciated over their estimated useful lives of, three to fifteen years using the straight-line method of depreciation for book purposes. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the assets.

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

During the three and six months ended June 30, 2015 and 2014, the Company incurred development costs in which were expensed of $35,226, $111,385, $167,736 and $248,341, respectively.

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

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. See Note 5 for additional information.

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

As of June 30, 2015, the Company’s derivative liabilities are considered a level 3 financial instrument, see Note 7 for discussion of valuation. As of December 31, 2014, we did not have any level 1, 2, or 3 assets or liabilities.

The carrying amounts reflected in the balance sheets for cash, prepaid expenses, other assets, accounts payable, accrued expenses, and notes payable approximate the respective fair values due to the short maturities of these items.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue from packaged product sales to distributors and resellers is usually recorded when related products are shipped. However, when the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Revenues from licensing the rights to technology and/or patents are typically recorded when access to the technology and/or patents is provided.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants and stock options outstanding using the treasury stock method and the average market price per share during the year. Convertible notes payable, options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three and six months ended June 30, 2015 and 2014, respectively, since their effect is anti-dilutive.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Effective July 9, 2015 due to an extension by the FASB, the standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. We are currently evaluating implementation methods and the effect that implementation of this standard will have on our consolidated financial statements upon adoption.

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of payroll deposits as of June 30, 2015 and December 31, 2014.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment recorded at cost consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Machinery and equipment	$486,122	$486,122
Office equipment	881,100	881,100
Leasehold improvements	641,599	641,599
Subtotal	2,008,821	2,008,821
Accumulated depreciation	(1,350,704)	(1,257,637)
Property and equipment, net	$658,117	$751,184

Depreciation expense was $45,274, $56,805, $93,067 and $113,610 for the three and six months ended June 30, 2015 and 2014, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company’s capitalized costs in relation to developing and acquiring intangible assets, consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Patents and trademarks	$1,408,143	$1,337,798
Media projects	736,728	650,735
Sprocket Asset Group	7,337,207	8,275,804
Subtotal, intangible assets	9,482,078	10,264,337
Accumulated amortization	(3,982,140)	(3,179,267)
Intangible assets, net	$5,499,938	$7,085,070

Amortization expense for all intangible assets was $405,406, $414,163, $802,783 and $704,564 for the three and six months ended June 30, 2015 and 2014, respectively. The Sprocket Asset Group consists of the Invicta Immersive Property, Think Mobile Giftsender, Think Media, Digital Magazine, and a portion of the websites that were previously reported.

During the three months ended June 30, 2015, the Company determined that an impairment of the Sprocket Asset Group was necessary in the amount of $940,000. This determination was made upon completion of the impairment analysis using undiscounted cash flows projected by management related to the Sprocket Asset Group. The company performed an evaluation of its sprocket asset group and noted that based on an updated undiscounted cash flow analysis at June 30, 2015, no impairment was indicated, however, the company acknowledges that expected cash flows based on prior period models have yet to materialize. Accordingly, although the company has determined its current revenue projections are likely based on current contract negotiations, it has determined a 20% impairment charge, or $940,000, is reasonable based on the lack of attaining historical projections. The company will continue to perform an impairment analysis on a quarterly basis moving forward.

The estimated amortization expense over the next five fiscal years approximates:

2015	800,000
2016	1,600,000
2017	1,400,000
2018	900,000
2019	200,000

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Salaries and wages - Ubiquity, Inc.	$571,948	$559,704
Payroll and other taxes	1,232,413	1,145,125
Accrued consulting fee - BOD Member	300,000	150,000
Accrued rent	66,484	52,558
Other	-	1,967
Total current accrued expenses	2,170,845	1,909,354

Salaries and wages, long-term - Ubiquity, Inc.	-	1,000,000
Salaries and wages, long-term - Sponsor Me, Inc.	-	3,120,120
Total accrued expenses	$2,170,845	$6,029,474

The Company’s Chief Executive Officer and Senior Executive Vice President are paid as consultants and thus the required payroll taxes are not withheld and remitted to the appropriate taxing authorities. The Company issues these individuals 1099s which represent amounts paid to them. In connection with this, the Company accrues estimated taxes and penalties due to taxing authorities in which would be potentially due if the taxing authorities were to require the Company’s to pay if the individuals were deemed employees. The Company accrues the taxes at the time in which the amounts payable to the individuals is recorded. See Note 8 for discussion related to compensation either paid and/or accrued for related parties. As of June 30, 2015 and December 31, 2014, total amounts accrued related to potential payroll taxes and penalties were $820,814 and $890,623, respectively.

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

NOTE 7 - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have issuance discounts and other fees withheld. During the six months ended June 30, 2015, the Company issued convertible notes payable with principal amounts aggregating $2,380,350 in which proceeds of $2,168,475 were received. The convertible notes payable incur interest rates ranging from 1% to 12% per annum with due dates ranging from August 2015 to April 2017. The convertible notes payable are convertible into common stock of the Company at discounts ranging from 55-65% of either the lowest closing prices in the 20 days before the conversion date, the lowest trading price in the 25 days before the conversion date, or the volume-weighted average price of the three days before the conversion date. Certain of these notes are convertible immediately upon issuance, while others do not become convertible for a period of 180 days after issuance. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. The Company has recorded, or will record, a derivative liability in connection with the convertible notes payable on the date they become convertible. The combination of the original issue discount (“OID”), fees paid and allocation to the derivative liabilities resulted in discounts to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable. In addition, the Company issued 450,000 shares of common stock in connection with some of the convertible notes. The Company valued the common stock at $125,625 based upon the closing market price on the date of the transaction. The value of the common stock was recorded as a discount to the notes payable .On April 15, 2015, the default provision of all convertible notes payable were triggered due to the Company’s delinquency in filing their annual report. Thus, as of April 15, 2015, all convertible notes payable became convertible; interest rates increased rates ranging from 12% to 24% per annum; and the principal balances were increased at rates ranging from 110% to 150% totaling $716,605 in additional principal. The increase in principal was recorded as interest expense during the three and six months ended June 30, 2015.

Including the convertible notes payable discussed in the preceding paragraph, as of June 30, 2015, the Company has $3,046,955 in principal of convertible notes payable with remaining discounts of $1,503,850. These notes also contain various default provisions including increases to the interest rate ranging from 0% to 16% and increases to the principal balance ranging from 110% to 150% which were triggered on April 15, 2015 as discussed above.

During the three and six months ended June 30, 2015 and 2014, $751,891, $0, $888,840 and $0 of the discount was amortized to interest expense, respectively. As of June 30, 2015, the unamortized debt discount was $1,503,850. The Company is amortizing using the straight line method due to the short term of the notes.

During the six months ended June 30, 2015, principal of $50,000 was converted into 815,867 shares of common stock. In connection with this conversion, the Company determined the fair market value of common stock to be $272,851 based upon the closing market price on the date of conversion. In connection with the conversion, the Company relieved derivative liabilities of $231,292 and recorded a gain on extinguishment of $8,441 which represented the difference between the fair market value of the common stock and the convertible notes and derivative liabilities extinguished.

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the six months ended June 30, 2015, the Company recorded initial derivative liabilities of $3,267,843 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0853 to $1.00 our stock price on the date of grant ($0.15 to $0.57), expected dividend yield of 0%, expected volatility of 132% to 200%, risk free interest rates ranging from 0.23% to 0.56% and expected terms ranging from one (1) to two (2) years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $1,363,000, which was recorded as a day one loss on derivative liability.

On June 30, 2015, the derivative liabilities were revalued at $3,726,664 resulting in a loss of $690,114 related to the change in fair market value of the derivative liabilities for the six months ended June 30, 2015. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.14 to $0.15, our stock price on the date of valuation ($0.26), expected dividend yield of 0%, expected volatility of 143% to 188%, risk-free interest rates ranging from 0.23% to 0.56%, and an expected terms ranging from 0.13 to 1.83 years.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 30, 2015, the Company’s convertible notes payable are convertible into an aggregate of approximately 21,900,000 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

Compensation Related

UBIQUITY, INC.

SC Business, Inc.

SC Business, Inc. (“SC”) is an entity owned by the Company’s CFO, Brenden Garrison. At times SC charges Ubiquity for tax/consulting work. In order to assist the Company in accessing its credit card lines (as provided by the Carmichael family – see “Loans Payable – Related Parties” below), SC Business periodically charges the Company’s credit cards through PayPal and remits the related funds, net of fees, back to Ubiquity or to SME. The following is a summary of the transactions between the parties during the three and six months ended June 30, 2015 and 2014:

	2015	2014
Receivable from SC Business, beginning of the year	$1,279,681	$437,812
Amount charged on Ubiquity Credit Cards by SC Business	$3,109,132	$527,942
Amounts remitted back to Ubiquity	(2,694,247)	(380,203)
Amounts retained by SC for settlements of Brenden Garrison’s accrued salary and reimbursements(2015) and amounts due SC (2014)	(110,202)	(48,291)
PayPal and other fees incurred by SC Business	(112,133)	(18,748)

Receivable from SC Business	$1,472,331	$518,512 (1)
Amounts remitted to SME	$182,550	$80,700

(1) The substance of this receivable is that it is due from SME based on the balance being related to amounts remitted from Ubiquity to SME. See Note 2 for related elimination of the related balance upon the acquisition of SME. Accordingly, such amounts are eliminated in the consolidation of SME.

Max Gan

Max Gan is an employee of the Company. Max Gan loans the company money periodically and also assists the Company in accessing its credit card lines, Max Gan periodically charges the Company’s credit cards through PayPal. Max Gan,then remits the related amount charged, net of fees, back to Ubiquity. The following is a summary of the transactions between the parties during the three and six months ended June 30, 2015 and 2014:

F-14

	2015	2014
Receivable from Max Gan, beginning of year	$247,461	$125,920
Amount charged on Ubiquity Credit Cards	$532,204	$176,976
Amounts remitted back to Ubiquity	(481,875)	(172,887)
PayPal and other fees incurred	(-18,785)	(4,089)
Interest Service fees charged	$0	$0

Receivable from Max Gan, end of period	$279,004	$125,920

Nicholas Mitsakos

Nicholas Mitsakos is the Company’s Co-Chairman of the Board. The Company entered into a directors retention agreement with Mitsakos on March 22, 2013 for the issuance of 250,000 shares of common stock as amended in July 2013 for the issuance of an additional 250,000 shares of common stock. Finally, the agreement was amended in December 2013, which calls for monthly payments of $25,000 beginning in January 2014. During the three and six months ended June 30, 2015 and 2014, the Company recorded expense of $75,000, $150,000, $75,000 and $150,000, respectively, under the contract. As of June 30, 2015 and December 31, 2014, the cash amounts owed under the contract were $300,000 and $150,000, respectively.

Carmichael Enterprises

This entity is owned by Al Carmichael, who is the father of our CEO, Chris Carmichael. Al Carmichael is the signor for the Company’s business credit cards. In exchange for providing the Company with the access to the related credit lines, the Company pays him a monthly fee of $2,500 per month. During the three and six months ended June 30, 2015 and 2014, the Company expensed $7,500, $15,000, $7,500 and $15,000 in consulting fees, and owed him $10,000 and $10,000, in reference to a note payable at June 30, 2015 and December 31, 2014, respectively.

Brittany Carmichael

Brittany Carmichael is the daughter of our CEO, Chris Carmichael and provides secretarial, administrative, and marketing support for the Company. The Company expensed approximately $5,195, $10,620, $6,752 and $16,492 related to her salary and personal expenses charged against her salary during the three and six months ended June 30, 2015 and 2014, respectively.

Cameron Carmichael

Cameron Carmichael is the son of our CEO, Chris Carmichael, and provides studio related services to the Company. The Company expensed approximately $3,322, $6,936, $3,404 and $12,925 related to his salary and personal expenses charged against his salary during the three and six months ended June 30, 2015 and 2014, respectively.

Shane Carmichael

Shane Carmichael is the son of our CEO, Chris Carmichael, and provides studio related services to the Company. The Company expensed approximately $14,757, $29,339, $7,257 and $23,103 related to his salary personal expenses charged against his salary during the three and six months ended June 30, 2015 and 2014, respectively.

Christopher Carmichael & Connie Jordan

The following is a summary of compensation paid and amounts payable to Christopher Carmichael and Connie Jordan for the three months ended March 31, 2015 and 2014, and June 30, 2015 and 2014:

	Christopher	Christopher
	Carmichael	Carmichael		Connie Jordan	Connie Jordan
	3/31/2014	3/31/2015		3/31/2014	3/31/2015
Beginning Accrued Balance	$1,053,398	$2,705,365		$181,241	$1,199,523
Add SME * - January 1, 2014	$1,220,863	$-		$971,065	$-
Salary - Ubiquity, Inc. Period Ending March 31	$140,790	$142,151		$70,715	$71,914
Sponsor Me, Inc. Period Ending March 31	$50,000	$50,000		$45,000	$47,500
Director Fees - Period Ending March 31	$-	$-		$-	$-
Bonus	$87,332	$10,875		$29,324	$3,263
Other	$-	$(1,000,000	){1}	$-	$-
Subtotal	$2,552,383	$1,908,391		$1,297,346	$1,322,199
Payments	$(179,605)	$(237,233)		$(133,198)	$(69,803)
SME Amounts Forgiven in Share Exchange Agreement	$(1,261,213)	$(1,470,863)		$(1,019,088)	$(1,198,565)
Accrual - Ending March 31	$1,111,565	$200,295		$145,060	$53,831

{1} Salary and bonuses forgiven for the exchange to purchase options, see note 6.

	Christopher Carmichael 6/30/2014	Christopher Carmichael 6/30/2015	Connie Jordan 6/30/2014	Connie Jordan 6/30/2015
Beginning Accrued Balance	$1,111,565	$200,295	$145,060	$53,831
Add SME - January 1, 2014	0	0	0	0
Salary - Ubiquity, Inc. Period Ending June 30th	141,545	162,289	68,931	87,981
Director Fees - Period Ending June 30th	15,000	0	0	0
Bonus	131,410	457	39,423	196
Other	0	0	0	0
Subtotal	1,399,520	363,041	253,415	142,007
Payments	223,901	106,844	142,946	18,500
Accrual Ending June 30th, less SME Forgiven Balance	1,175,619	256,197	110,469	123,507

{1} Salary and bonuses forgiven for the exchange to purchase options, see note 6

* Payments do not include amounts SME paid an aggregate of approximately $20,386, $12,593, $20,861 and $17,880 in benefits for the three and six months ended June 30, 2015 and 2014, respectively.

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

Bonus

During the three months ended June 30, 2015 and 2014, the CEO earned bonuses of $10,875, $457, $87,332 and $131,410, respectively, in connection with the bonus provisions of his related employment agreement (see Note 10). During the three and six months ended June 30, 2015 and 2014, the Senior Executive Vice President earned bonuses of $3,263, $457, $29,325 and $39,423, respectively, in connection with the bonus provisions of her related employment agreement (see Note 10). The Company accounts for the bonuses as payroll expense.

Accrued Amounts Payable to CEO and Senior Executive Vice President

As of June 30, 2015 and December 31, 2014, amounts payable to the CEO related to the items discussed above were $256,197 and $1,274,852, respectively. See Note 6 for discussion related to $1,000,000 of salary and bonus payable to the CEO exchanged for options to purchase shares of the Company’s common stock. As of June 30, 2015 and December 31, 2014, amounts payable to the Senior Executive Vice President related to the items discussed above were $123,508 and $48,458, respectively.

Board of Director Fees

Effective July 1, 2014, the Company revised its policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company’s various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation. During the three and six months ended June 30, 2015 and 2014, the Company accrued $21,250, $21,250, $42,500 and $42,500, respectively, in connection with amounts due to non officer board of director members. As of June 30, 2015 and December 31, 2014, $125,000 and $82,500 was included within accrued expenses on the accompanying balance sheet.

UBIQUITY, INC.

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family are up to $800,000 per month and is memorialized in a formal loan agreement. See Note 9 for discussion of options granted during the six months ended June 30, 2015 in connection with this guarantee.

The Company had certain notes payable outstanding to related parties as of June 30, 2015 and December 31, 2014. During the periods ended June 30, 2015 and December 31, 2014, the Company borrowed $162,000 and $225,000 from Chris Carmichael for which payments were made of $0 and $232,000, respectively. As of June 30, 2015 and December 31, 2014, Christopher Carmichael was owed $162,000 and $0, respectively. The amounts were unsecured, incurred interest at 8% per annum and due on demand. During the period ended June 30, 2015, the Company recorded accrued interest of $4,759. The proceeds were used for operations.

Albert Carmichael, a family member of the Company’s CEO, was owed $10,000 and $10,000 as of June 30, 2015 and December 31, 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

Employees or consultants of the Company were owed $86,742 and $28,250 as of June 30, 2015 and December 31, 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. However, the Company is recording interest at 8%, which is consistent with other related party loans, for a total accrued interest of $1,730 as of June 30, 2015. The proceeds were used for operations.

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

Proceeds from Sales of Common Stock

During the six months ended June 30, 2015 and 2014, the Company issued 13,591,667 and 2,584,257 shares of common stock for cash proceeds of $1,272,500 and $2,245,132, respectively. In addition, as of June 30, 2014, the Company received cash proceeds of $2,129,705 in which the shares of common stock had not been issued as of June 30, 2014 but were subsequently issued. During the six months ended June 30, 2014, 1,664,000 shares of SME’s common stock were issued for cash proceeds of $193,000.

Common Stock Issued for Services and Settlement

During the six months ended June 30, 2015 and 2014, the Company issued 2,145,111 and 589,872 shares of common stock for services. The Company determined the value of such shares to be $1,165,666 and $4,445,056 for the six months ended June 30, 2015 and 2014, respectively. The values were based upon the fair market value of the Company’s common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

On March 22, 2013, the Company entered into an agreement to retain a new co-chairman of the board. The agreement granted 285,714 shares of common stock valued at $0.54 per share for services to be rendered over a twelve month period. In July 2013, the agreement was amended to grant an additional 285,714 shares for services through February 2014 with a fair market value of $0.66. The value of the shares were recorded as a prepaid asset of $1,052,500 and was being amortized over the period of service. During the three months ended June 30, 2014, stock based compensation expense of $263,125 was recorded.

Options

During the year ended December 31, 2014, the Company granted options to purchase 2,536,321 shares of common stock to the board of directors and employees, including 850,000 to the CEO and 550,000 to the EVP for board of director and employment services; 269,331 to the CEO in connection with guarantees made on Company loans/credit cards; 32,767 to the CEO in connection with the Monkey Bars asset acquisition and 834,223 to employees and other board members. The options were valued at $3,827,938 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.87 to $2.41; dividend yield of 0%; expected volatility of 163%; risk-free interest rates of 0.12% and expected life of 60 months. During the three and six months ended June 30, 2015 and 2014, the Company recorded $202,972, $936,231, $405,944 and $1,622,408 in compensation expense in connection with the options, respectively. The Company expects to record the remaining unamortized portion of $338,286 during the year ending December 31, 2015.

During the six months ended June 30, 2015, the Company granted options to purchase 1,225,000 shares of common stock to the board of directors and employees, including 600,000 to the CEO and 400,000 to the EVP in connection with their employment; 2,561,856 to the CEO in connection with the forgiveness of $1.0 million in accrued salary (see Note 6); and 225,000 to employees. The options were valued at $765,927 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.49 to $0.67; dividend yield of 0%; expected volatility of 164.0%; risk-free interest rates of 0.12% and expected life of 60 months. During the three and six months ended June 30, 2015, the Company recorded $191,482 and $382,964 in compensation expense in connection with the options, respectively. The Company expects to record the remaining unamortized portion of $382,964 during the year ending December 31, 2015.

During the six months ended June 30, 2015, the Company granted options to purchase 1,357,748 shares of common stock to the CEO in connection with the Company’s use of the CEO’s personal credit card. Under the terms of the arrangement, the Company issues options which represent 10% of the balance on the credit card at the end of the month. The exercise price represents the closing market price of the Company’s common stock at the close of the month. The options are immediately vested. The options were valued at $411,198 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.18 to $0.67; dividend yield of 0%; expected volatility ranging from 162.0% - 165.0%; risk-free interest rates of 0.12% and expected life of 60 months. During the three and six months ended June 30, 2015, the Company recorded $411,198 and $411,198 in compensation expense in connection with the options, respectively.

The aggregate intrinsic values of the options on the date of grant were $0 as the Company issues options at the then fair market value of common stock. As of June 30, 2015, all options were exercisable at prices above the fair market value of the Company’s common stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On June 4, 2013, the Company entered into an employment agreement with Christopher Carmichael, the Company’s Chief Executive Officer, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Carmichael Agreement”). The effective date of the Carmichael Agreement is July 1, 2013 and has a five (5) year term. The Carmichael Agreement called for an initial base salary of $420,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Carmichael Agreement also calls for annual cash bonuses that are equal to two and one half percent (2.5%) of the pretax gross revenue; a three percent (3%) override of gross license fees derived from the Company’s products and services; five percent (5%) success fee of the gross private placement capital contributions received by the Company though tied to performance; and, a three percent (3%) override of the gross book value derived from all cashless transactions of the Company. Moreover, the Carmichael Agreement called for the grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. As further compensation, Mr. Carmichael is awarded twenty percent of all gross revenues associated with the project known as “106 Yards”. On January 1, 2014, Christopher Carmichael’s employment contract was amended to reflect an annual base salary of $525,000 with bonus compensation of one and one half percent (1.5%) of the gross revenue of the Company, a 3% gross override of license fees derived from the Company’s products and services and a five percent (5%) success fee of the gross private placement capital contributions received by the Company though tied to performance; and, a three percent (3%) override of the gross book value derived from all cashless transactions of the Company. On March 1, 2015, the board modified Christopher Carmichael’s employment agreement to reflect the same base salary but a different bonus structure focusing on the revenue performance of the Company. He also is to receive 600,000 options annually. Beginning March 1, 2015, Carmichael receives three and a half percent (3.5%) of gross revenue from any and all corporate activities worldwide and a two and a half percent (2.5%) gross override of the book value derived from all cashless transactions and the (5%) success fee was terminated with this March 1, 2015 amendment. All cashless transactions are paid out as common stock. Upon termination of the amended agreement the company is obligated to pay employee any outstanding liabilities owed to them and amounts owed per the contract to the end of the term.

On March 15, 2012, the Company renewed an employment agreement with Connie Jordan, the Company’s Senior Executive Vice President of Intellectual Property and Transmedia, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Jordan Agreement”). The effective date of the Jordan Agreement is March 15, 2012 and has a three (3) year term. The Jordan Agreement called for an initial base salary of $198,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Jordan Agreement also called for an annual cash bonus that is equal to one percent (1%) of the pretax gross revenue; and, one and one half percent (1.5%) of the net capital contributions received by the Company from strategic partners though tied to performance. Moreover, the Jordan Agreement called for the grant of an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share. On January 1, 2014, Connie Jordan’s employment contract was amended to reflect an annual base salary of $250,000 with bonus compensation of one percent (1.%) of the gross revenue of the Company, a one and a half percent (1.5%) gross override of license fees derived from the Company’s products and or services and a one and a half percent (1.5%) success fee of the gross private placement capital contributions received by the Company. She also is to receive 300,000 options annually. On March 1, 2015, the board modified Connie Jordan’s her employment agreement to reflect the same base salary but a different bonus structure focusing on the revenue performance of the Company. Beginning March 1, 2015, Jordan receives one and a half percent (1.5%) of gross revenue from any and all corporate activities worldwide and a three percent (3%) gross override of revenue resulting from the successful patent prosecution, litigation, settlement or actions taken by the Company, and the (1.5%) success fee was terminated with this March 1, 2015 amendment. Upon termination of the amended agreement the company is obligated to pay employee any outstanding liabilities owed to them and amounts owed per the contract to the end of the term.

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

Other Contingencies

At the time of death of the former President of Ubiquity, Gregory Crotty had accrued $93,743 in salary, 22,857 Common Shares of Ubiquity Broadcasting Corporation, and had 200,929 options to purchase Ubiquity Broadcasting Corporation Common Shares at $5.25 per share. He also had 42,857 shares of common stock issued in his name. Ubiquity will have to issue these shares and pay the balance of his accrued salary to the proper beneficiary once established. As of June 30, 2015, an established beneficiary has yet to be named. All 200,929 options expired as of December 31, 2011 and are not included in total options outstanding.

During the first quarter of 2013, the Employment Development Department of the State of California (the “EDD”) notified the Company that it proposed to categorize our independent contractors as employees and proposed an assessment of additional employment taxes in the amount of $305,885, which represented a contingent liability. The Company filed a formal petition as of April 22, 2013. The Company has recorded a provision for the assessment as an accrued expense even though the Company believes the independent contractors do not meet the definition of an employee. In a letter from the EDD dated July 21, 2015, the EDD issued a final assessment of employment taxes in the amount of $36,128 for the period from October 1, 2009 to September 30, 2012. As resolution on all periods has not been attained, the Company has included approximately $797,137 of estimated taxes, penalties and interest in accrued expenses in the accompanying consolidated balance sheet as of June 30, 2015 and December 31, 2014, respectively.

Litigation

Castro Actions

On or about July 2014 the Company filed a demand for Arbitration with JAMS against Lawrence E. Castro (“Castro”) for breach of the settlement agreement dated August 19, 2013, which was executed to settle and resolve a dispute between the Company and Castro regarding a prior “Work for Hire” relationship between the parties (the “Castro Settlement”). Under the Castro Settlement the Company paid Castro monetary compensation in exchange for providing certain agreements and assurances designed to protect certain intellectual property, business plans, road maps, vendors, investor relationships, employee relationships, contractors and work in progress. The arbitration complaint filed by the Company alleges that Castro breached the Castro Settlement and is seeking damages in the amount of $176,763, representing the stated damages in the settlement agreement of what the Company has paid to Castro. The Company is also seeking injunctive relief, actuals losses incurred by Castro’s breach, and damages for unjust enrichment including expenses and other damages. The Arbitration is currently in the discovery phase, which will enable both Castro and the Company to obtain documents and further evidence supporting their respective cases, as well question witnesses and the parties. The Arbitration is scheduled to be resolved in February 2016.

Settlement With Four UBIQ Shareholders:

The Company entered into a settlement agreement on February 25, 2015 (the “Original Settlement”) with four shareholders of the Company (the “Shareholders”). The Shareholders had alleged, among other things, that the Company had failed to timely respond to requests of the Shareholders for the removal of transfer restrictions under Rule 144. The Original Settlement provided for, among other things, timely action in regard to Rule 144 and the issuance of additional shares to the Shareholders (the “Additional Shares”); the Additional Shares were to be free-trading shares. Formal litigation was never initiated, and the Company deemed the issuance of the Additional Shares as not material.

On July 3, 2015 the Company entered into a subsequent settlement agreement with the same Shareholders (the “Second Settlement”). The Shareholders had alleged, among other things, that the Company had failed to issue the Additional Shares. The Second Settlement provided, among other things, (i) that the Additional Shares were not to be free trading; (ii) a certificate for the Additional Shares would be immediately issued; and, (iii) UBIQ would take timely action in the future under Rule 144 with regard to the Additional Shares. No formal litigation was initiated and the matter was amicably resolved with no further material obligations or liabilities.

On October 21, 2015 the Company received a letter from counsel to the Shareholders that they decided to terminate the Second Settlement as the Company was unable to remove the Rule 144 restrictive legend from the Additional Shares. Since the Company was not current in its filings with the SEC it was unable to remove said legend. In light of the legal inability to satisfy that provision of the Second Settlement, the Company believes it can enforce the Second Settlement and that there is no material exposure to the Company.

Typenex Matter:

On August 14, 2015 the Company was served with a demand for arbitration by Typenex Co-Investment, LLC (“Typenex”). Typenex is the holder of one of the many convertible notes issued by the Company. Typenex is claiming, among other things, that the Company is in breach of the convertible note issued in favor of Typenex (the “Note”), and that it is entitled to an injunction against the Company enjoining it from, among other things, up to and until the Note is paid in full (i) issuing any other convertible debt with a variable interest rate; (ii) paying any cash to the holders of any other convertible notes issued by the Company; and, (iii) issuing any additional shares of stock to the holders of any other variable interest rate convertible notes issued by the Company. Arbitration of the Typenex matter has started in Salt Lake City, Utah. The matter is scheduled for decision by arbitration on 17 December 2015. The arbitrator has issued an injunction as described above. The Company believes that any such order by the Utah arbitrator will be subject to all available defenses under California law as Typenex will be required to enforce any such judgment in California. While the Company owes the principal on the Note, the Company believes that interest will be reduced and that additional amounts may be recovered from Typenex as an offset to the Note. Default provisions include increasing the interest rate to 22% and various increases to the principal balance ranging from 5-15% for each act of non-compliance related to certain notifications to the holder, filing requirements, repayment, etc. The Company became in default of this note on April 16, 2015. In connection with this default, the Company increased the principal balance of the note based upon the provision within the agreement.

Lease Matter:

The Company is currently operating under a forbearance arrangement with its landlord, Avant Garde, for the lease of its office space in Irvine, California. After paying September, 2015 rent late under the applicable lease, Avante Garde is requesting additional security for the continued use of the leased premises by the Company. A letter of credit and additional security alternatives are being discussed. Discussions between Avante Garde and the Company are ongoing. The Company believes that an agreement will be reached with Avante Garde with no additional security on the lease.

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

On June 8, 2015 the Merger Agreement was terminated. The Company had not taken any steps to integrate Conversant into the operations of the Company, and the Company has not yet utilized any of the assets of Conversant or combined the financial results of Conversant into the financials of the Company. The Company believes that the termination of the Merger Agreement will not have a material effect on its operations.

NOTE 11 - RESTATED BALANCES

The Board of Directors of Ubiquity, Inc. determined, that the accounting for certain intangible assets, the valuation of certain equity instruments, the non-consolidation of SME that certain amounts were not properly accounted for in prior years and that the financial statement for the three months ended June 30, 2014 were materially misstated. The following is a summary of the changes in balances from the Company’s previously issued financials for the three and six months ended June 30, 2014 compared to the balances contained in the accompanying consolidated financial statements, which reflect the adjustments necessary to conform to the audited 2014 balances.

Statement of Operations for the three months ended June 30, 2014:

	Originally Filed			As Filed Herein
	Three Months Ended			Three Months Ended
	June 30, 2014	Adjustments		June 30, 2014
Revenues - related party	$-			$-

Meals and entertainment	17,069	2,973	(A)	20,042
Marketing	33,739	5,887	(A)	39,626
Outside and development services	12,221	111,385	(B)	123,606
Payroll expense	547,163	236,753	(A)	954,755
		170,839	(C)
Stock-based compensation	3,444,367	936,231	(D)	4,452,298
		71,700	(E)
Office and computer	86,660	8,142	(A)	94,802
Professional fees	505,545	13,894	(A)	494,439
		(25,000)	(F)
Rent	119,840	180	(A)	120,020
Travel	148,878	16,760	(A)	165,638
Taxes	2,108	2,795	(A)	4,903
Charitable contributions	17,747	150	(A)	17,897
Bad debt expense	-	-		-
Depreciation and amortization	413,352	24,382	(A)	446,587
		8,853	(B)
Other operating expenses	79,457	1,538	(A)	80,995
Interest expense	-	(1,222)	(A)	(1,222)
Net loss	$(5,470,022)	$(1,588,684)		$(7,058,706)
Basic and diluted loss per share	$(0.06)			$(0.07)
Weighted average shares outstanding	95,744,371	(950,000)	(G)	94,794,371

Statement of Operations for the six months ended June 30, 2014:

	Originally Filed			As Filed Herein
	Six Months Ended			Six Months Ended
	June 30, 2014	Adjustments		June 30, 2014
Revenues - related party	$250,000	$(250,000)	(A)	$-

Meals and entertainment	35,271	4,634	(A)	39,905
Marketing	60,942	7,019	(A)	67,961
Outside and development services	25,766	248,341	(B)	274,107
Payroll expense	955,627	445,135	(A)	1,685,132
		284,370	(C)
Stock-based compensation	4,780,646	1,622,408	(D)	6,425,379
		22,325	(E)
Office and computer	146,224	8,913	(A)	155,137
Professional fees	832,100	38,781	(A)	870,881
Rent	251,283	-	(A)	251,283
Travel	185,344	17,516	(A)	202,860
Taxes	2,311	2,908	(A)	5,219
Charitable contributions	25,465	150	(A)	25,615
Depreciation and amortization	770,454	48,763	(A)	818,174
		(1,043)	(B)
Other operating expenses	167,314	16,889	(A)	184,203
Interest expense	-	(2,377)	(A)	(2,377)
Net loss	$(8,050,699)	$(3,019,486)		$(11,070,185)
Basic and diluted loss per share	$(0.09)			$(0.12)
Weighted average shares outstanding	94,484,241	(950,000)	(G)	93,534,241

Statement of Cash Flows:

	Originally Filed			As Filed Herein
	Six Months Ended			Six Months Ended
	June 30, 2014	Adjustments		June 30, 2014
Net loss	$(8,050,699)	(3,019,486)		$(11,070,185)
Depreciation and amortization	770,454	48,763	(A)	818,174
		(1,043)	(B)
Stock-based compensation	4,780,646	1,622,408	(D)	6,425,379
		22,325	(E)
Accounts receivable - related party	(100,000)	100,000	(A)	-
Other current assets	-	5,400	(A)	5,400
Accounts payable	(363,390)	40,838	(A)	(322,552)
Accrued expenses	180,533	207,738	(A)	388,271
Credit cards payable	(140,565)	-	(A)	(140,565)
Net cash used in operating activities	$(2,985,041)	$(973,055)		$(3,958,098)

	Originally Filed			As Filed Herein
	Six Months Ended			Six Months Ended
	June 30, 2014	Adjustments		June 30, 2014
Loans to related parties	$(546,646)	183,006	(A)	$(363,640)
Other assets	-	(5,500)	(A)	(5,500)
Acquisition of intangible assets	(519,562)	248,341	(B)	(271,221)
Cash from SME	-	19,727	(A)	19,727
Net cash used in investing activities	$(1,068,910)	$445,574		$(623,336)

	Originally Filed			As Filed Herein
	Six Months Ended			Six Months Ended
	June 30, 2014	Adjustments		June 30, 2014
Net proceeds from loan payable - related party	$93,000	75,741	(A)	$168,741
Equity issuance costs	(284,370)	284,370	(C)	-
Proceeds from sale of common stock	4,397,337	193,000	(A)	4,567,837
		(22,500)	(G)
Net cash provided by financing activities	$4,205,967	$530,611		$4,736,578

The following is a description of the restated June 30, 2014 as filed herein.

(A) The differences reflect the consolidation of SME effective January 1, 2014 and the change to SME’s accounts during the three and six months ended June 30, 2014. At the time, the Company did not have an equity ownership in SME. However, since SME was primarily owned by officers of the Company. The Company determined that as of January 1, 2014, SME should be consolidated in with the Company’s operations. This determination was based upon the fact that the Company was the primary funding source for SME’s operations. Prior to 2014, SME funded operations through the sale of SME common stock. In addition, all inter-company transactions between SME and Ubiquity were eliminated.

(B) To correct amortization expense on intangible assets. The Company adjusted amortization expense for the three and six months ended June 30, 2014. The change was primarily due to the reduction in carrying value of the intangible assets prior to December 31, 2012, offset by a decrease in estimated life of such asset from fifteen to five year. In addition, the Company expensed $111,385 and $248,341 in development expenses in which had been previously capitalized during the three months ended June 30, 2014, respectively.

(C) To correct bonuses recorded as an offset to equity rather than expense. Previously, the bonuses had been recorded as an offset to the proceeds recorded within additional paid in capital. The correction increased the net loss for the three and six months ended June 30, 2014 by $170,839 and $284,370, respectively.

(D) To correct stock based compensation related to options granted to management and employees. Initially, the options issuable under employment contract were valued at the end of the year. However, beginning in 2014 the options were valued at the beginning of the year and expensed over the course of the year. This change caused additional expense of $936,231 and $1,622,408 to be recorded within the three and six months ended June 30, 2014, respectively.

(E) To correct stock based compensation related to common stock issued for services. In connection with a services agreement with Nick Mitsakos with a one year term entered into during 2013. Initially, the Company recorded the unamortized portion of $312,500 as deferred stock based compensation. To correct, the Company recorded the remaining amortization as a prepaid, amortizing over the term of the agreement. The adjustment increased compensation expense during the three and six months ended June 30, 2014 by $71,700 and $22,325, respectively.

(F) To correct amounts accrued under Nick Mitsakos’ consulting contract in which were earned during the three months ended March 31, 2014 but recorded within the three months June 30, 2014.

(G) To correct the par value of shares incorrectly shown as outstanding as of December 31, 2013 in which were never issued. The shares were not split effected during the 4:1 forward split and thus causing the error. In addition, the item had an impact on the weighted average shares outstanding of approximately 950,000 common shares.

NOTE 12 - SUBSEQUENT EVENTS

Convertible Notes Payable

Subsequent to June 30, 2015, the Company issued approximately 1,361,834 shares of common stock for the retirement of a portion of the company’s accounts payable.

Sales of Common Stock

Subsequent to June 30, 2015, the Company issued approximately 55,164,252 shares of common stock for cash proceeds of $1,822,530. Each sale was made pursuant to a Securities Purchase Agreement the Company has used for previous sales of its common stock and containing terms, conditions, representations, and warranties typically found in similar transactions. Each sale was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Common stock issued for services

Subsequent to June 30, 2015, the Company issued approximately 2,360,000 shares of common stock for services.

Common stock issued for retirement of debt.

Subsequent to June 30, 2015, the Company issued approximately 17,986,439 shares of common stock for the retirement of a portion of the company’s accounts payable.

Other

On September 18, 2015, Ubiquity, Inc. (the “Company”) entered into a Mobile Applications Development and Services Agreement (“Agreement”) with Appetizer Mobile LLC (“Appetizer”). Under the terms of the Agreement Appetizer will provide all necessary development services related to mobile applications for the use of the Company’s signature product, the “Sprocket”, in wearable tech devices. Specifically, the first project will be for the integration of the Sprocket into the Apple Watch, which is expected to be completed in early 2016 Pursuant to the Agreement, the Company formed a new corporation Sprocket Wearables, Inc. on September 25, 2015 (“Sprocket Wearable’s”). Appetizer will initially own twenty five percent (25%) of the issued shares of Sprocket Wearables and will head the wearable division. As of January 25, 2016 the Company owns 65%, Appetizer Mobile owns 25% and other investors own 10% through the investment of $1M in cash of which $900,000 has been received.

On September 25, 2015, Ubiquity, Inc entered into an exclusive license agreement with Sprocket Wearable’s Inc. The agreement calls for a 15% royalty of the gross sales of all licensed goods and services and an initial license non-refundable entry fee of $1,500,000 (ONE MILLION FIVE HUNDRED THOUSAND DOLLARS), which will be used at the Corporate level for general working capital purposes.

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

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2015 through the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose other than the events described above.

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

Strategic Capital Management (SCM) have invested a significant amount of capital into Ubiquity, Inc. and Sprocket HK was established assuming the value amount that was invested by SCM and it’s investors. Other significant shareholders in Sprocket HK are SCM, TLC, Pty, Ltd, ARIE Fund. Members of TLC Pty Ltd are composed of Strategic Capital Management investors and executives. The managing member of ARIE fund is James Tsiolis who also holds one of the 3 board seats of Sprocket HK.

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

Sprocket Wearable’s

On September 18, 2015, Ubiquity, Inc. (the “Company”) entered into a Mobile Applications Development and Services Agreement (“Agreement”) with Appetizer Mobile LLC (“Appetizer”). Under the terms of the Agreement Appetizer will provide all necessary development services related to mobile applications for the use of the Company’s signature product, the “Sprocket”, in wearable tech devices. Specifically, the first project will be for the integration of the Sprocket into the Apple Watch, which is expected to be completed in early 2016 Pursuant to the Agreement, the Company formed a new corporation Sprocket Wearables, Inc. on September 25, 2015 (“Sprocket Wearable’s”). Appetizer will initially own twenty five percent (25%) of the issued shares of Sprocket Wearables and will head the wearable division. As of January 25, 2016 the Company owns 65%, Appetizer Mobile owns 25% and other investors own 10% through the investment of $1M in cash of which $900,000 has been received.

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

Results of Operations

Comparison for the three months ended June 30, 2015 and 2014

Net Revenue

Net revenues were $20,831 for the three months ended June 30, 2015 as compared to $14,100 for the three months ended June 30, 2014, an increase of $6,731 or 47.7%. This increase is primarily attributable to the Company having historically experienced inconsistent revenue streams. This inconsistency is related to the event driven nature of its historical revenue. Going forward, management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services.

Total Cost of Sales

Cost of sales was $922 for the three months ended June 30, 2015 as compared to $55,976 for the three months ended June 30, 2014 a decrease of $55,054 or 98.4%. The decrease is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel and has since decrease due to the limited amount of expenditures required to in deriving the revenues recorded.

Gross Profit (Loss)

Gross profit (loss) was $19,909 for the three months ended June 30, 2015 as compared to gross profit (loss) of ($41,876) for the three months ended June 30, 2014 an increase of $61,785 or 147.5%.

Operating Expenses

Operating expense were $2,883,046 for the three months ended June 30, 2015 as compared to $7,015,608 for the three months ended June 30, 2014 a decrease of $4,132,562 or 58.9%. For the three months ended June 30, 2015, operating expense primarily consisted of stock-based compensation of $1,002,936, which is dependent upon when we grant common stock and options for services and when the services are performed; payroll expense of $534,629 which decreased from the prior like period due to a decrease in personnel and salaries for our management team; professional fees of $487,313 which was consistent with the prior year.

Impairment Loss

During the three months ended June 30, 2015, the Company completed its impairment analysis of its intangible assets, which showed that anticipated revenue streams to be derived from certain of its intangible assets may be delayed. Management feels it is likely to meet its revenue projections moving forward, however, due to the fact that the timing of anticipated revenues has been pushed out, the Company determined that a one-time impairment of the Sprocket Asset Group was appropriate to reflect this difference in timing. No such impairment was necessary during the three months ended June 30, 2014.

Comparison for the six months ended June 30, 2015 and 2014

Net Revenue

Net revenues were $25,400 for the six months ended June 30, 2015 as compared to $33,150 for the six months ended June 30, 2014, a decrease of $7,750 or 23.4%. This decrease is primarily attributable to the Company having historically experienced inconsistent revenue streams. This inconsistency is related to the event driven nature of its historical revenue. Going forward, management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services.

Total Cost of Sales

Cost of sales was $7,776 for the six months ended June 30, 2015 as compared to $95,102 for the six months ended June 30, 2014 a decrease of $87,326 or 91.8%. The decrease is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel and has since decrease due to the limited amount of expenditures required to in deriving the revenues recorded.

Gross Profit (Loss)

Gross profit (loss) was $17,624 for the six months ended June 30, 2015 as compared to gross profit (loss) of ($61,952) for the six months ended June 30, 2014 an increase of $79,576 or 128.4%.

Operating Expenses

Operating expense were $6,893,736 for the six months ended June 30, 2015 as compared to $11,005,856 for the six months ended June 30, 2014 a decrease of $4,112,120 or 37.4%. For the six months ended June 30, 2015, operating expense primarily consisted of stock-based compensation of $2,422,314, which is dependent upon when we grant common stock and options for services and when the services are performed; payroll expense of $1,218,515 which decreased from the prior like period due to a decrease in personnel and salaries for our management team; professional fees of $1,196,541 which increased from the prior like period due to significant costs incurred by us in connection with our recent public filings and legal costs in connection with recent lawsuits filed.

Impairment Loss

During the six months ended June 30, 2015, the Company completed its impairment analysis of its intangible assets, which showed that anticipated revenue streams to be derived from certain of its intangible assets may be delayed. Management feels it is likely to meet its revenue projections moving forward, however, due to the fact that the timing of anticipated revenues has been extended, the Company determined that a one-time impairment of the Sprocket Asset Group was appropriate to reflect this difference in timing. No such impairment was necessary during the six months ended June 30, 2014.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, sales of common stock, revolver borrowings including the use of credit cards, loans from officers, and notes payable.

At June 30, 2015, Ubiquity had cash and cash equivalents of $189,180 as compared to $102,286 as of December 31, 2014, representing an increase of $86,894.

The cash flow used in operating activities decreased to $3,133,782 for the six months ended June 30, 2015 compared to $3,958,098 for the six months ended June 30, 2014. Our net loss during the six months ended June 30, 2015 had the biggest impact on our cash used in operating activities as to date we have not generated sufficient revenues to cover our operating expenditures.

The cash flow used in investing activities decreased to net cash used of $199,162 for the six months ended June 30, 2015, as compared to net cash used of $623,336 for the six months ended June 30, 2014. During 2014, we were still developing our Sprocket platform in which higher development costs were incurred. In addition, we loaned monies to related parties in which was a significant use of capital.

The cash flow provided by financing activities decreased to net cash provided of $3,419,838 for the six months ended June 30, 2015, as compared to net cash provided of $4,736,578 for the six months ended June 30, 2014. Due to the loss from operations, we continue to raise capital through the sale of our common stock and issuance of notes payable in order to fund operations. Capital is raised on an as needed basis.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended June 30, 2015 and fiscal year ended December 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 4. Controls and Procedures.

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2015 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Castro Actions

On or about July 2014 the Company filed a demand for Arbitration with JAMS against Lawrence E. Castro (“Castro”) for breach of the settlement agreement dated August 19, 2013, which was executed to settle and resolve a dispute between the Company and Castro regarding a prior “Work for Hire” relationship between the parties (the “Castro Settlement”). Under the Castro Settlement the Company paid Castro monetary compensation in exchange for providing certain agreements and assurances designed to protect certain intellectual property, business plans, road maps, vendors, investor relationships, employee relationships, contractors and work in progress. The arbitration complaint filed by the Company alleges that Castro breached the Castro Settlement and is seeking damages in the amount of $176,763, representing the stated damages in the settlement agreement of what the Company has paid to Castro. The Company is also seeking injunctive relief, actuals losses incurred by Castro’s breach, and damages for unjust enrichment including expenses and other damages. The Arbitration is currently in the discovery phase, which will enable both Castro and the Company to obtain documents and further evidence supporting their respective cases, as well question witnesses and the parties. The Arbitration is scheduled to be resolved in February, 2016.

Settlement With Four UBIQ Shareholders:

The Company entered into a settlement agreement on February 25, 2015 (the “Original Settlement”) with four shareholders of the Company (the “Shareholders”). The Shareholders had alleged, among other things, that the Company had failed to timely respond to requests of the Shareholders for the removal of transfer restrictions under Rule 144. The Original Settlement provided for, among other things, timely action in regard to Rule 144 and the issuance of additional shares to the Shareholders (the “Additional Shares”); the Additional Shares were to be free-trading shares. Formal litigation was never initiated, and the Company deemed the issuance of the Additional Shares as not material.

On July 3, 2015 the Company entered into a subsequent settlement agreement with the same Shareholders (the “Second Settlement”). The Shareholders had alleged, among other things, that the Company had failed to issue the Additional Shares. The Second Settlement provided, among other things, (i) that the Additional Shares were not to be free trading; (ii) a certificate for the Additional Shares would be immediately issued; and, (iii) UBIQ would take timely action in the future under Rule 144 with regard to the Additional Shares. No formal litigation was initiated and the matter was amicably resolved with no further material obligations or liabilities.

On October 21, 2015 the Company received a letter from counsel to the Shareholders that they decided to terminate the Second Settlement as the Company was unable to remove the Rule 144 restrictive legend from the Additional Shares. Since the Company was not current in its filings with the SEC it was unable to remove said legend. In light of the legal inability to satisfy that provision of the Second Settlement, the Company believes it can enforce the Second Settlement and that there is no material exposure to the Company.

Typenex Matter:

On August 14, 2015 the Company was served with a demand for arbitration by Typenex Co-Investment, LLC (“Typenex”). Typenex is the holder of one of the many convertible notes issued by the Company. Typenex is claiming, among other things, that the Company is in breach of the convertible note issued in favor of Typenex (the “Note”), and that it is entitled to an injunction against the Company enjoining it from, among other things, up to and until the Note is paid in full (i) issuing any other convertible debt with a variable interest rate; (ii) paying any cash to the holders of any other convertible notes issued by the Company; and, (iii) issuing any additional shares of stock to the holders of any other variable interest rate convertible notes issued by the Company. Arbitration of the Typenex matter has started in Salt Lake City, Utah. The matter is scheduled for decision by arbitration on 17 December 2015. The arbitrator has issued an injunction as described above. The Company believes that any such order by the Utah arbitrator will be subject to all available defenses under California law as Typenex will be required to enforce any such judgment in California. While the Company owes the principal on the Note, the Company believes that interest will be reduced and that additional amounts may be recovered from Typenex as an offset to the Note. Default provisions include increasing the interest rate to 22% and various increases to the principal balance ranging from 5-15% for each act of non-compliance related to certain notifications to the holder, filing requirements, repayment, etc. In connection with this default, the Company increased the principal balance of the note based upon the provision within the agreement.

Lease Matter:

The Company is currently operating under a forbearance arrangement with its landlord, Avant Garde, for the lease of its office space in Irvine, California. After paying September, 2015 rent late under the applicable lease, Avante Garde is requesting additional security for the continued use of the leased premises by the Company. A letter of credit and additional security alternatives are being discussed. Discussions between Avante Garde and the Company are ongoing. The Company believes that an agreement will be reached with Avante Garde with no additional security on the lease.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

13,029,312 shares were issued in the quarter ended June 30, 2015 to approximately 21 accredited investors as defined in Rule 506 of Regulation D promulgated under the Securities Act for a total of $725,000.

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

The Company issued 500,000 shares of common stock to three people for services during the quarter ended June 30, 2015. The shares were valued at a total value of $87,500.

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

The Company received approximately $0 in proceeds from convertible notes payable during the quarter ended June 30, 2015. The convertible notes payable are either convertible upon issuance or six months from such date, incur interest rates ranging from 8-12%, have conversion rates with discounts to market ranging from 35-45% and mature within six to 24 months. The terms of the notes are substantially similar to those disclosed in Note 7. Each financing was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

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

Dated: February 1, 2016

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: February 1, 2016

