Form 10-Q
period 2015-09-30
UBIQUITY, INC.
filed 2016-05-04
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015.

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

As of April 18, 2016, there were 220,316,435 shares of common stock, $0.001 par value issued and outstanding.

UBIQUITY, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2015

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “Ubiquity-NV,” “our Company,” or “the Company” are to the business of Ubiquity, Inc. and its wholly-owned subsidiaries.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UBIQUITY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(UNAUDITED)

3

UBIQUITY, INC.

CONDENSED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014

Assets:
Cash and cash equivalents	$142,190	$102,286
Accounts receivable, net	3,750	-
Prepaid expenses	39,433	39,433
Loans receivable - related parties	279,031	247,461
Other current assets	100	100
Total current assets	464,504	389,280

Property and equipment, net	613,117	751,184
Other assets:
Other assets	58,993	58,993
Intangible assets, net	5,207,002	7,085,070
Total assets	$6,343,616	$8,284,527

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities
Accounts payable	$734,356	$577,990
Accrued expenses	2,487,951	1,909,354
Credit cards payable	1,030,595	825,854
Loans payable - related parties	359,198	48,251
Convertible notes, net discounts of $806,117 and $3,119, respectively	2,115,719	200,881
Derivative liabilities	3,732,919	-
Total current liabilities	10,460,738	3,562,330

Accrued expenses, long-term	-	4,120,120
Total liabilities	10,460,738	7,682,450

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 10,000,000 shares authorized, 500 and no shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1	-
Common stock, par value $0.001, 800,000,000 shares authorized, 154,815,056 and 104,502,111 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	154,815	104,502
Additional paid-in capital	156,982,871	151,758,762
Subscription Receivable	(28,000)	-
Accumulated deficit	(161,226,809)	(146,383,599)
Total stockholders’ equity (deficit)	(4,117,122)	5,479,665
Non-controlling interest	-	(4,877,588)
Total liabilities and stockholders’ equity (deficit)	$6,343,616	$8,284,527

See accompanying notes to the condensed consolidated financial statements.

UBIQUITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
		(restated)		(restated)

Revenues	$9,400	$29,585	$34,800	$62,735
	9,400	29,585	34,800	62,735

Costs of sales	1,039	45,712	8,815	140,814
Gross profit (loss)	8,361	(16,127)	25,985	(78,079)

Operating expenses:
Meals and entertainment	5,601	9,159	31,442	49,064
Marketing	1,715	77,564	30,139	145,525
Outside services	15,373	99,783	203,915	373,890
Payroll expense	474,658	1,304,897	1,693,173	2,990,029
Stock-based compensation	727,834	3,038,837	3,150,148	9,464,216
Office and computer	71,048	161,680	239,762	316,817
Professional fees	311,787	455,015	1,508,328	1,325,896
Rent	183,043	153,115	516,549	404,398
Travel	18,293	62,390	55,446	265,250
Taxes	39,417	6,798	57,769	12,017
Charitable contributions	6,345	15,708	26,553	41,323
Depreciation and amortization	399,213	484,086	1,295,153	1,302,260
Other operating expenses	78,791	74,142	418,477	258,345
Total operating expenses	2,333,118	5,943,174	9,226,854	16,949,030

Operating loss	(2,324,757)	(5,959,301)	(9,200,869)	(17,027,109)

Other income and (expense):
Interest expense	(1,001,236)	(1,733)	(2,943,350)	(4,110)
Loss on impairment of intangible assets	-	-	(940,000)	-
Change in fair market value of derivative liabilities	(125,481)	-	(2,031,960)	-
Other income	-	-	11,339	-
Total other income (expense)	(1,126,717)	(1,733)	(5,903,971)	(4,110)

Loss before provision for income taxes	(3,451,474)	(5,961,034)	(15,104,840)	(17,031,219)

Provision for income taxes	-	-	-	-

Net loss	$(3,451,474)	$(5,961,034)	$(15,104,840)	$(17,031,219)

Loss attributable to non-controlling interest	-	273,160	261,630	866,244

Loss attributable to Ubiquity, Inc.	$(3,451,474)	$(5,687,874)	$(14,843,210)	$(16,164,975)

Net loss per share: basic and diluted	$(0.03)	$(0.06)	$(0.13)	$(0.18)
Weighted average number of shares outstanding: basic and diluted	135,094,849	97,652,314	119,476,078	94,966,769

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,104,840)	$(17,031,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,295,153	1,302,260
Stock-based compensation	3,150,148	9,464,216
Additional fair value related to exchange of options for accrued officer salaries	41,006	-
Common stock issued for extension of convertible note payable	127,530	-
Loss on change in fair market value of derivative liabilities	2,031,960	-
Principle increase due to default on convertible notes payable	716,605	-
Gain on extinguishment	(8,441)	-
Amortization of debt discount	1,613,822	-
Loss on impairment of intangible assets	940,000	-
Changes in operating assets and liabilities:
Accounts receivable	(3,750)	(9,000)
Prepaid expenses	-	(26,867)
Other current assets	-	5,400
Accounts payable	162,350	(289,735)
Accrued expenses	849,046	968,805
Credit cards payable	204,741	(33,712)
Net cash used in operating activities	(3,984,670)	(5,649,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from (loans to) related parties	(31,570)	(419,536)
Purchase of property and equipment	-	(47,702)
Other assets	-	(58,993)
Purchase/acquisition of intangible assets	(219,681)	(397,001)
Cash from SME	-	19,727
Net cash used in investing activities	(251,251)	(903,505)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	2,168,476	-
Payments on convertible notes payable	(329,120)	-
Proceeds from loans payable - related party	734,494	221,272
Payments on loans payable - related party	(388,525)	-
Proceeds from sale of common stock	2,090,500	6,513,578
Non-controlling interest	-
Net cash provided by financing activities	4,275,825	6,734,850

Change in cash and cash equivalents	39,904	181,493
Cash and cash equivalents, beginning of period	102,286	74,300
Cash and cash equivalents, end of period	$142,190	$255,793

Supplemental disclosures of cash flow information:
Cash paid for interest	$78,598	$5,000
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Value of embedded conversion feature for debt discount	$2,051,477	$-
Conversion notes payable, accrued interest, accounts payable and derivative liabilities into common stock	$297,292	$-
Conversion related party notes payable into common stock	$57,500	$-
Common stock issued with convertible debt	$206,657	$-
Conversion of accrued wages into stock options	$1,118,500	$-
Accounts payable exchanged for convertible note and BCF recorded	$119,226	-
Reclass of derivative liability to equity upon payment of convertible note payable	$350,518	-
Value of common stock issued for assets	$-	$2,250,000

See accompanying notes to condensed consolidated financial statements.

UBIQUITY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

In addition, the operations of Sponsor Me are included within these financial statements and thus a pro-forma for the three and nine months ended September 30, 2015 and 2014 is not required.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The Company is currently in various negotiations for the licensing of their Sprocket product line, however, no formal terms have been agreed upon. To date revenues from licensing agreements have not been sufficient to fund operations. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than disclosed above, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. Subsequent to quarter end, the Company raised $0 in convertible notes payable, and $1,966,505 from the sale of common stock.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not indicative of the results that may be expected for the full year.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Ubiquity Broadcasting Corp. and Sponsor Me, Inc. (“SME”) for all periods presented, and its majority owned subsidiaries Sprocket HK Limited and Sprocket Wearables, Inc. (see below). Prior to March 31, 2015, the Company did not have an equity ownership in SME. However, since SME was primarily owned by officers of the Company, the Company had the power to make decisions that were most significant to SME and was expected to absorb the losses of SME. The Company determined that as of January 1, 2014, SME should be consolidated in with the Company’s operations. This determination was based upon the fact that the Company was the primary funding source for SME’s operations. Prior to 2014, SME funded operations through the sale of SME common stock. Effective March 31, 2015, the Company acquired SME; see above for additional information. All material inter-company accounts and transactions have been eliminated in consolidation.

Sprocket HK Limited

On March 3, 2015, Sprocket HK Limited was incorporated in Hong Kong. Ubiquity, Inc. holds a 51% non-dilutable stake in Sprocket HK Limited.

On March 13, 2015, Ubiquity, Inc. entered into a Non-Exclusive Commercial Technology License Agreement (the “License Agreement”) with Sprocket HK Limited (“Sprocket”), a Hong Kong limited liability company. Pursuant to the terms of the License Agreement, the Company agreed to grant to Sprocket a domestic and international non-exclusive license to make, use, copy and distribute products and services based upon the technology owned by the Company. Sprocket will also negotiate licenses with third parties, subject to the terms and conditions set forth in the License Agreement. The minimum cash flow expected to be generated from the Licensing Agreement to Ubiquity, Inc. is $100,000 and carries a revenue share agreement where Sprocket will pay Ubiquity, Inc 60% of all net revenue proceeds of all licensed and sub-licensed technology either directly or indirectly. The cash flow generated from this agreement can be for general expenses and working capital in Ubiquity, Inc. There were no operations at this entity for the period ended September 30, 2015.

Sprocket Wearables, Inc.

On September 18, 2015, the Company entered into a Mobile Applications Development and Services Agreement (“Agreement”) with Appetizer Mobile LLC (“Appetizer”). Under the terms of the Agreement Appetizer will provide all necessary development services related to mobile applications for the use of the Company’s signature product, the “Sprocket”, in wearable tech devices. Specifically, the first project will be for the integration of the Sprocket into the Apple Watch, which is expected to be completed in early 2016 Pursuant to the Agreement, the Company formed a new corporation Sprocket Wearables, Inc. on September 25, 2015 (“Sprocket Wearable’s”). Appetizer will initially own twenty five percent (25%) of the issued shares of Sprocket Wearables and will head the wearable division. As of September 30, 2015, 2016 the Company owns 65%, Appetizer Mobile owns 25% and other investors are expected to own 10% through the investment of $1M in cash. As of September 30, 2015, investments of $300,000 has been received. As of April 18, 2016, $1.1M investment has been received.

On September 25, 2015, Ubiquity, Inc entered into an exclusive license agreement with Sprocket Wearable’s Inc. The agreement calls for a 15% royalty of the gross sales of all licensed goods and services and an initial license non-refundable entry fee of $1,500,000 (ONE MILLION FIVE HUNDRED THOUSAND DOLLARS), which will be used at the Corporate level for general working capital purposes.

There were no operations for this entity, other than the investments received and agreements entered into, during the three and nine months ended September 30, 2015.

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

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statements of operations represents the minority ownership’s 100% share of net losses of SME incurred during the three months ended March 31, 2014, the nine months ended September 30, 2014 and the three months ended March 31, 2015. On March 31, 2015, SME was acquired by Ubiquity and thus the non-controlling interest was eliminated on that date.

Ubiquity, Inc. owns 51% of Sprocket HK Limited which is consolidated into the accompanying financial statements. However there were no operations at this entity for the three and nine months ended September 30, 2015.

Ubiquity, Inc. owns 65% of Sprocket Wearables, Inc. which is consolidated into the accompanying financial statements. However there were no operations at this entity for the three and nine months ended September 30, 2015.

Cash and Cash Equivalents

For purposes of the accompanying consolidated financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. The allowance for doubtful accounts was $70,000 at September 30, 2015 and December 31, 2014.

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

During the three and nine months ended September 30, 2015 and 2014, the Company incurred development costs in which were expensed of $180,383, $418,477, $74,142 and $258,345, respectively.

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

As of September 30, 2015, the Company’s derivative liabilities are considered a level 3 financial instrument, see Note 7 for discussion of valuation. As of December 31, 2014, we did not have any level 1, 2, or 3 assets or liabilities.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants and stock options outstanding using the treasury stock method and the average market price per share during the year. Convertible notes payable, options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the three and nine months ended September 30, 2015 and 2014, respectively, since their effect is anti-dilutive.

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

NOTE 3 - PREPAID EXPENSES

Prepaid expenses consisted of payroll deposits as of September 30, 2015 and December 31, 2014.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment recorded at cost consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Machinery and equipment	$486,122	$486,122
Office equipment	881,100	881,100
Leasehold improvements	641,599	641,599
Subtotal	2,008,821	2,008,821
Accumulated depreciation	(1,395,704)	(1,257,637)
Property and equipment, net	$613,117	$751,184

Depreciation expense was $45,000, $56,805, $138,067 and $170,415 for the three and nine months ended September 30, 2015 and 2014, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company’s capitalized costs in relation to developing and acquiring intangible assets, consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Patents and trademarks	$1,413,606	$1,337,798
Media projects	776,728	650,735
Sprocket Asset Group	7,353,020	8,275,804
Subtotal, intangible assets	9,543,354	10,264,337
Accumulated amortization	(4,336,352)	(3,179,267
Intangible assets, net	$5,207,002	$7,085,070

Amortization expense for all intangible assets was $354,213, $427,281, $1,157,086 and $1,131,845 for the three and nine months ended September 30, 2015 and 2014, respectively. The Sprocket Asset Group consists of the Invicta Immersive Property, Think Mobile Giftsender, Think Media, Digital Magazine, and a portion of the websites that were previously reported.

Management reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of the intangible assets may not be recoverable. Recoverability of the intangible assets is measured by comparing the carrying amount of the assets to the future estimated undiscounted cash flows that the asset is expected to generate. If the estimated undiscounted future cash flows are less than the carrying amount, these intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying amount of these assets and their estimated fair value. The fair value of the asset is estimated based on discounted future cash flows using a discount rate commensurate with the risk. Our estimate of future cash flows requires assumptions and judgment, including forecasting future sales and expenses and estimating useful lives of the assets. The use of different assumptions, estimates or judgments, such as the estimated future cash flows or the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of the intangible assets with finite lives. Intangible assets primarily consist of the Sprocket Asset Group, internally developed Intellectual Property, acquired Intellectual Property, and a robust portfolio of patents , which are referred to as the Sprocket Asset Group.

At June 30, 2015, due to delays in finalizing contracts with potential customers in which the Company had been negotiating with for periods ranging from six months to a year, the Company determined impairment might be present. These delays extended the initial period by 6 months in which the Company projected cash flows to commence from these contracts. In addition, the expected life of the Sprocket Asset Group continued to remain the same, thus, decreasing the total expected undiscounted cash flows related to the assets.

Thus, at June 30, 2015, the Company performed a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the Sprocket Asset Group to their carrying amounts. Future undiscounted cash flows related to the Sprocket Asset Group were estimated using the most recent contracts in which were being actively negotiated for the Sprocket through the Company and its affiliates at the time of the analysis, including a 10% growth rate. Projections for Sprocket Wearable’s are based upon management’s projections of future contracts. The significant terms within the negotiated contracts were formulated by management, the board of directors, advisory group, and various consultants in which spent a significant amount of time researching the industry.

The future cash flow projections included estimated revenue projections which were based upon an expected per user charge times the number of users. Expected per user chargers were based upon amounts being negotiated within the contracts. The total expected users were determined based upon the estimated needs of the potential customers. Significant costs included within the undiscounted cash flows related to costs to carry and support the contract needs. In addition, due to the volatility of the operations, the Company has updated its models on multiple occasions. As of June 30, 2015 the Company’s cash flow model did not indicate an impairment was necessary. However, as noted above, based on the delay of entering into a definitive contract, the Company recorded an impairment was necessary to acknowledge the delay. Accordingly, although the Company deems the recoverability probable, an impairment of 20% of the net asset balance was recorded as of June 30, 2015.

At September 30, 2015, the Company expects future estimated undiscounted cash flows to cover the carrying value of the Sprocket Asset Group. This determination was based upon the fact that the Company entered into a contact with a customer in which the expected undiscounted cash flows will be sufficient to cover the carrying value of the assets. Cash flows from this contract are expected to begin being realized in 2016.

The estimated amortization expense over the next five fiscal years approximates:

2015 (remaining three months)	400,000
2016	1,600,000
2017	1,400,000
2018	900,000
2019	200,000

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Salaries and wages - Ubiquity, Inc.	$566,063	$559,704
Payroll and other taxes	1,099,215	1,145,125
Accrued consulting fee - BOD Member	375,000	150,000
Accrued interest	289,249	-
Accrued rent	91,000	52,558
Other	67,424	1,967
Total current accrued expenses	2,487,951	1,909,354

Salaries and wages, long-term - Ubiquity, Inc.	-	1,000,000
Salaries and wages, long-term - Sponsor Me, Inc.	-	3,120,120
Total accrued expenses	$2,487,951	$6,029,474

The Company’s Chief Executive Officer and Senior Executive Vice President are paid as consultants and thus the required payroll taxes are not withheld and remitted to the appropriate taxing authorities. The Company issues these individuals 1099s which represent amounts paid to them. In connection with this, the Company accrues estimated taxes and penalties due to taxing authorities in which would be potentially due if the taxing authorities were to require the Company’s to pay if the individuals were deemed employees. The Company accrues the taxes at the time in which the amounts payable to the individuals is recorded. See Note 8 for discussion related to compensation either paid and/or accrued for related parties. As of September 30, 2015 and December 31, 2014, total amounts accrued related to potential payroll taxes and penalties were $844,453 and $890,623, respectively.

In February 2015, the Company’s Chief Executive Officer forgave accrued salary and bonuses of $1 million dollars in exchange for options to purchase 2,561,856 shares of common stock with an exercise price of $0.485 per share. The options vest immediately and have a five year life. The Company valued the options at $1,159,506 using the Black Scholes Option Pricing model; see Note 9 for variables used. In addition, accrued payroll taxes and penalties related to the forgiven salary and bonus of $118,000 were re-classed as the payroll amounts were not paid. The difference between the salary and taxes forgiven and the fair market value of the options of $41,006 was recorded as additional compensation expense.

NOTE 7 - NOTES PAYABLE

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have issuance discounts and other fees withheld. During the nine months ended September 30, 2015, the Company issued convertible notes payable with principal amounts aggregating $2,380,350 in which proceeds of $2,168,475 were received. The convertible notes payable incur interest rates ranging from 1% to 12% per annum with due dates ranging from August 2015 to April 2017. The convertible notes payable are convertible into common stock of the Company at discounts ranging from 55-65% of either the lowest closing prices in the 20 days before the conversion date, the lowest trading price in the 25 days before the conversion date, or the volume-weighted average price of the three days before the conversion date. Certain of these notes are convertible immediately upon issuance, while others do not become convertible for a period of 180 days after issuance. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. The Company has recorded, or will record, a derivative liability in connection with the convertible notes payable on the date they become convertible. The combination of the original issue discount (“OID”), fees paid and allocation to the derivative liabilities resulted in discounts to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable. In addition, the Company issued 450,000 shares of common stock in connection with some of the convertible notes. The Company valued the common stock at $125,625 based upon the closing market price on the date of the transaction. The value of the common stock was recorded as a discount to the notes payable. On April 15, 2015, the default provision of all convertible notes payable were triggered due to the Company’s delinquency in filing their annual report. Thus, as of April 15, 2015, all convertible notes payable became convertible; interest rates were increased at rates ranging from 12% to 24% per annum; and the principal balances were increased at rates ranging from 110% to 150% totaling $716,605 in additional principal. The increase in principal was recorded as interest expense during the nine months ended September 30, 2015.

Including the convertible notes payable discussed in the preceding paragraph, as of September 30, 2015, the Company has $2,921,835 in principal of convertible notes payable with remaining discounts of $806,117. These notes also contain various default provisions including increases to the interest rate ranging from 0% to 16% and increases to the principal balance ranging from 110% to 150% which were triggered on April 15, 2015 as discussed above.

During the three and nine months ended September 30, 2015 and 2014, $697,733, $0, $1,586,629 and $0 of the discount was amortized to interest expense, respectively. As of September 30, 2015, the unamortized debt discount was $806,117. The Company is amortizing using the straight line method due to the short term of the notes.

During the nine months ended September 30, 2015, principal of $50,000 was converted into 1,552,701 shares of common stock. In connection with this conversion, the Company determined the fair market value of common stock to be $353,883 based upon the closing market price on the date of conversion. In connection with the conversion, the Company relieved derivative liabilities of $231,292  and recorded a gain on extinguishment of $8,441 which represented the difference between the fair market value of the common stock and the convertible notes and derivative liabilities extinguished.

During the nine months ended September 30, 2015, principal of $125,120 of convertible notes were repaid. In connection with these repayments, derivative liabilities of $119,226 were reclassed to equity as the convertible note in which the derivative liabilities corresponded to were repaid and thus the conversion feature was eliminated.

At various times during the nine months ended September 30, 2015, the Company issued a total of 925,000 shares of common stock to various holders of the convertible notes payable. The issuances related to various penalties, settlements, etc related to the convertible notes payable being in default. The Company valued the shares at $229,623 based upon the closing market price of the Company's common stock on the date of the transaction. The value of the common stock was immediately expensed as interest expense.

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the nine months ended September 30, 2015, the Company recorded initial derivative liabilities of $3,267,843 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0853 to $1.00 our stock price on the date of grant ($0.15 to $0.57), expected dividend yield of 0%, expected volatility of 132% to 200%, risk free interest rates ranging from 0.23% to 0.56% and expected terms ranging from one (1) to two (2) years. Upon initial valuation, the derivative liability exceeded the face value of certain of the convertible note payables by approximately $1,363,000, which was recorded as a day one loss on derivative liability.

On September 30, 2015, the derivative liabilities were revalued at $3,732,919 resulting in a loss of $815,595 related to the change in fair market value of the derivative liabilities for the nine months ended September 30, 2015. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.04 to $0.15, our stock price on the date of valuation, expected dividend yield of 0%, expected volatility of 143% to 188%, risk-free interest rates ranging from 0.23% to 0.58%, and an expected terms ranging from 0.10 to 1.83 years.

Other Notes Payable Transactions

On February 11, 2014, the Company entered into an agreement with a law firm in which $27,249 in accounts payable was converted to a convertible promissory note in the same amount. Under the terms of the agreement, the note was immediately convertible at $0.001 per share, incurred interest at 10% and due upon demand. The Company didn't account for the transaction until the nine months ended September 30, 2015 when a conversion was requested and the oversight was identified. The Company determined that a beneficial conversion feature of $27,249 should have been recorded and immediately expensed as interest expense at the time of the original agreement. The amount was recorded during the nine months ended September 30, 2015 as the amount is immaterial to the three and nine months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015, assignees of the holder converted $16,000 of the balance into 16,000,000 shares of common stock. As of September 30, 2015, $11,249 was due on the note and is included within convertible notes payable.

In July 2015 the company entered into a note payable in the amount of $20,000 with a related party that is due on demand.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of September 30, 2015, the Company’s convertible notes payable are convertible into an aggregate of approximately 68 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

Compensation Related

UBIQUITY, INC.

SC Business, Inc.

SC Business, Inc. (“SC”) is an entity owned by the Company’s CFO, Brenden Garrison. At times SC charges Ubiquity for tax/consulting work. In order to assist the Company in accessing its credit card lines (as provided by the Carmichael family – see “Loans Payable – Related Parties” below), SC Business periodically charges the Company’s credit cards and remits the related funds, net of fees, back to Ubiquity or to SME. The following is a summary of the transactions between the parties during the three and nine months ended September 30, 2015 and 2014:

	2015	2014
Receivable from SC Business, beginning of the year	$1,279,681	$437,812
Amount charged on Ubiquity Credit Cards by SC Business	$4,003,565	$1,324,482
Amounts remitted back to Ubiquity	(3,538,180)	(604,368)
Amounts retained by SC for settlements of Brenden Garrison’s accrued salary and reimbursements(2015) and amounts due SC (2014)	(129,497)	(49,011)
PayPal and other fees incurred by SC Business	(143,438)	(46,357)

Receivable from SC Business	$1,472,231	$1,062,559 (1)
Amounts remitted to SME	$182,550	$437,047

(1) The substance of this receivable is that it is due from SME based on the balance being related to amounts remitted from Ubiquity to SME. See Note 2 for related elimination of the related balance upon the acquisition of SME. Accordingly, such amounts are eliminated in the consolidation of SME.

Max Gan

Max Gan is an employee of the Company. Max Gan loans the company money periodically and also assists the Company in accessing its credit card lines, Max Gan periodically charges the Company’s credit cards. Max Gan,then remits the related amount charged, net of fees, back to Ubiquity. The following is a summary of the transactions between the parties during the three and nine months ended September 30, 2015 and 2014:

F-14

	2015	2014
Receivable from Max Gan, beginning of year	$247,461	$125,920
Amount charged on Ubiquity Credit Cards	$684,434	$460,674
Amounts remitted back to Ubiquity	(638,788)	(281,986)
PayPal and other fees incurred	(24,055)	(16,124)
Interest Service fees charged	$0	$0

Receivable from Max Gan, end of period	$269,153	$288,485

Nicholas Mitsakos

Nicholas Mitsakos is the Company’s Co-Chairman of the Board. The Company entered into a directors retention agreement with Mitsakos on March 22, 2013 for the issuance of 250,000 shares of common stock as amended in July 2013 for the issuance of an additional 250,000 shares of common stock. Finally, the agreement was amended in December 2013, which calls for monthly payments of $25,000 beginning in January 2014. During the three and nine months ended September 30, 2015 and 2014, the Company recorded expense of $75,000, $225,000, $75,000 and $225,000, respectively, under the contract. As of September 30, 2015 and December 31, 2014, the cash amounts owed under the contract were $375,000 and $150,000, respectively.

Carmichael Enterprises

This entity is owned by Al Carmichael, who is the father of our CEO, Chris Carmichael. Al Carmichael is the signor for the Company’s business credit cards. In exchange for providing the Company with the access to the related credit lines, the Company pays him a monthly fee of $2,500 per month. During the three and nine months ended September 30, 2015 and 2014, the Company expensed $7,500, $22,500, $7,500 and $22,500 in consulting fees, and owed him $10,000 and $10,000, in reference to a note payable at September 30, 2015 and December 31, 2014, respectively.

Brittany Carmichael

Brittany Carmichael is the daughter of our CEO, Chris Carmichael and provides secretarial, administrative, and marketing support for the Company. The Company expensed approximately $11,014, $33,320, $11,360 and $28,467 related to her salary and personal expenses charged against her salary during the three and nine months ended September 30, 2015 and 2014, respectively.

Cameron Carmichael

Cameron Carmichael is the son of our CEO, Chris Carmichael, and provides studio related services to the Company. The Company expensed approximately $1,772, $15,202, $7,576 and $23,054 related to his salary and personal expenses charged against his salary during the three and nine months ended September 30, 2015 and 2014, respectively.

Shane Carmichael

Shane Carmichael is the son of our CEO, Chris Carmichael, and provides studio related services to the Company. The Company expensed approximately $9,233, $30,480, $15,720 and $43,944 related to his salary personal expenses charged against his salary during the three and nine months ended September 30, 2015 and 2014, respectively.

Christopher Carmichael & Connie Jordan

The following is a summary of compensation paid and amounts payable to Christopher Carmichael and Connie Jordan for the three months ended March 31, 2015 and 2014, and September 30, 2015 and 2014:

	Christopher	Christopher
	Carmichael	Carmichael		Connie Jordan	Connie Jordan
	3/31/2014	3/31/2015		3/31/2014	3/31/2015
Beginning Accrued Balance	$1,053,398	$2,705,365		$181,241	$1,199,523
Add SME * - January 1, 2014	$1,220,863	$-		$971,065	$-
Salary - Ubiquity, Inc. Period Ending March 31	$140,790	$142,151		$70,715	$71,914
Sponsor Me, Inc. Period Ending March 31	$50,000	$50,000		$45,000	$47,500
Director Fees - Period Ending March 31	$-	$-		$-	$-
Bonus	$87,332	$10,875		$29,324	$3,263
Other	$-	$(1,000,000	){1}	$-	$-
Subtotal	$2,552,383	$1,908,391		$1,297,346	$1,322,199
Payments	$(179,605)	$(237,233)		$(133,198)	$(69,803)
SME Amounts Forgiven in Share Exchange Agreement	$(1,261,213)	$(1,470,863)		$(1,019,088)	$(1,198,565)
Accrual - Ending March 31	$1,111,565	$200,295		$145,060	$53,831

{1} Salary and bonuses forgiven for the exchange to purchase options, see note 6.

	Christopher Carmichael 6/30/2014	Christopher Carmichael 6/30/2015	Connie Jordan 6/30/2014	Connie Jordan 6/30/2015
Beginning Accrued Balance	$1,111,565	$200,295	$145,060	$53,831
Add SME - January 1, 2014	0	0	0	0
Salary - Ubiquity, Inc. Period Ending September 30th	141,545	162,289	68,931	87,981
Director Fees - Period Ending September 30th	15,000	0	0	0
Bonus	131,410	457	39,423	196
Other	0	0	0	0
Subtotal	1,399,520	363,041	253,415	142,007
Payments	223,901	106,844	142,946	18,500
Accrual Ending September 30th, less SME Forgiven Balance	1,175,619	256,197	110,469	123,507

{1} Salary and bonuses forgiven for the exchange to purchase options, see note 6

	Christopher Carmichael	Christopher Carmichael	Connie Jordan	Connie Jordan
	9/30/2014	9/30/2015	9/30/2014	9/30/2015
Beginning Accrued Balance	$1,175,618	$256,197	$110,469	$123,508
Add SME - January 1, 2014	0.00	0.00	0.00	0.00
Salary - Ubiquity, Inc. Period Ending September 30th	133,050	133,050	66,100	66,100
Sponsor Me, Inc. Period Ending September 30th	50,000	0.00	45,000	0.00
Director Fees - Period Ending September 30th	7,500	0.00	0.00	0.00
Bonus	122,037	236	36,611	101
Other	0.00	0.00	0.00	0.00
Subtotal	1,488,205	389,247	258,179	189,608.01
Payments	255,087	197,000	102,711	66,099.99
Accrual - Ending September 30th	1,233,118	192,482	155,468	123,609.02

{1} Salary and bonuses forgiven for the exchange to purchase options, see note 6

* Payments do not include amounts SME paid an aggregate of approximately $24,084, $44,470, $17,880 and $38,741 in benefits for the three and nine months ended September 30, 2015 and 2014, respectively.

* At September 30, 2015 our CEO Chris Carmichael had loaned the company $264,172.

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

The Company’s Senior Executive Vice President, Connie Jordan, receives an annual salary of $250,000 (during the years ended December 31, 2014 and 2013). Additionally, the Senior Executive Vice President receives and accrues a medical allowance of $1,200 per month and an annual option grant of 200,000 prior to January 1, 2014 and 300,000 subsequently.

Bonus

During the three months and nine months ended September 30, 2015 and 2014, the CEO earned bonuses of $236, and $11,568, $122,037 and $340,779, respectively, in connection with the bonus provisions of his related employment agreement (see Note 10). During the three and nine months ended September 30, 2015 and 2014, the Senior Executive Vice President earned bonuses of $101, and $3,560, $36,611 and $105,359, respectively, in connection with the bonus provisions of her related employment agreement (see Note 10). The Company accounts for the bonuses as payroll expense.

Accrued Amounts Payable to CEO and Senior Executive Vice President

As of September 30, 2015 and December 31, 2014, amounts payable to the CEO related to the items discussed above were $192,482 and $1,274,852, respectively. See Note 6 for discussion related to $1,000,000 of salary and bonus payable to the CEO exchanged for options to purchase shares of the Company’s common stock. As of September 30, 2015 and December 31, 2014, amounts payable to the Senior Executive Vice President related to the items discussed above were $123,609 and $48,458, respectively.

Board of Director Fees

Effective July 1, 2014, the Company revised its policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company’s various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation. During the three and nine months ended September 30, 2015 and 2014, the Company accrued $21,250, $21,250, $42,500 and $42,500, respectively, in connection with amounts due to non officer board of director members. As of September 30, 2015 and December 31, 2014, $125,000 and $82,500 was included within accrued expenses on the accompanying balance sheet.

UBIQUITY, INC.

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family are up to $800,000 per month and is memorialized in a formal loan agreement. See Note 9 for discussion of options granted during the nine months ended September 30, 2015 in connection with this guarantee.

The Company had certain notes payable outstanding to related parties as of September 30, 2015 and December 31, 2014. During the periods ended September 30, 2015 and December 31, 2014, the Company borrowed $545,904 and $225,000 from Chris Carmichael for which payments were made of $281,732 and $232,000, respectively. As of September 30, 2015 and December 31, 2014, Christopher Carmichael was owed $264,172 and $0, respectively. The amounts were unsecured, incurred interest at 8% per annum and due on demand. During the period ended September 30, 2015, the Company recorded accrued interest of $4,759. The proceeds were used for operations.

Albert Carmichael, a family member of the Company’s CEO, was owed $10,000 and $10,000 as of September 30, 2015 and December 31, 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

Employees, consultants or shareholders of the Company were owed $85,026 and $28,250 as of September 30, 2015 and December 31, 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. However, the Company is recording interest at 8%, which is consistent with other related party loans, for a total accrued interest of $3,706 as of September 30, 2015. The proceeds were used for operations. In addition, during the nine months ended September 30, 2015, the Company issued 736,834 share of common stock in settlement of $57,500 in principal balance. The Company valued the shares of common stock at $81,032 based upon the closing market price on the date of issuance. The excess fair market value of the common stock over the amount relived of $23,532 was recorded as interest expense.

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

Proceeds from Sales of Common Stock

During the nine months ended September 30, 2015 and 2014, the Company issued 24,111,667 and 6,612,372 shares of common stock for cash proceeds of $2,090,500 and $6,263,578, respectively. As of September 30, 2015, the Company recorded a subscription receivable of $28,000 for the issuance of shares of common stock for which the cash was received subsequent to September 30, 2015. In addition, as of September 30, 2015 and 2014, the Company received cash proceeds of $20,000 and $250,000 in which the shares of common stock had not been issued as of September 30, 2015 and 2014, respectively, but were subsequently issued. During the nine months ended September 30, 2014, 1,664,000 shares of SME’s common stock were issued for cash proceeds of $193,000. In addition, as of September 30, the Company received cash proceeds from Sprocket Wearables, Inc. of $135,000 in which the shares of common stock in Sprocket Wearables had not been issued as of September 30, but were subsequently issued.

Common Stock Issued for Services and Settlement

During the nine months ended September 30, 2015 and 2014, the Company issued 3,945,111 and 999,872 shares of common stock for services and settlement. The Company determined the value of such shares to be $1,475,686 and $6,798,306 for the nine months ended September 30, 2015 and 2014, respectively. The values were based upon the fair market value of the Company’s common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

On March 22, 2013, the Company entered into an agreement to retain a new co-chairman of the board. The agreement granted 285,714 shares of common stock valued at $0.54 per share for services to be rendered over a twelve month period. In July 2013, the agreement was amended to grant an additional 285,714 shares for services through February 2014 with a fair market value of $0.66. The value of the shares were recorded as a prepaid asset of $1,052,500 and was being amortized over the period of service. During the nine months ended September 30, 2014, stock based compensation expense of $263,125 was recorded.

See Note 7 for additional issuances of common stock.

Options

During the year ended December 31, 2014, the Company granted options to purchase 2,536,321 shares of common stock to the board of directors and employees, including 850,000 to the CEO and 550,000 to the EVP for board of director and employment services; 150,000 to the CFO, 269,331 to the CEO in connection with guarantees made on Company loans/credit cards; 32,767 to the CEO in connection with the Monkey Bars asset acquisition and 684,223 to employees and other board members. The options were valued at $3,827,938 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.87 to $2.41; dividend yield of 0%; expected volatility of 163%; risk-free interest rates of 0.12% and expected life of 60 months. During the three and nine months ended September 30, 2015 and 2014, the Company recorded $202,972, $686,177, $608,916 and $2,331,085 in compensation expense in connection with the options, respectively. The Company expects to record the remaining unamortized portion of $338,286 during the year ending December 31, 2015.

During the nine months ended September 30, 2015, the Company granted options to purchase 1,125,000 shares of common stock to the board of directors and employees, including 600,000 to the CEO and 300,000 to the EVP, 150,000 to the CFO in connection with their employment; 2,561,856 to the CEO in connection with the forgiveness of $1.0 million in accrued salary (see Note 6); and 75,000 to an employee. The options were valued at $765,927  on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.49 to $0.67; dividend yield of 0%; expected volatility of 164.0%; risk-free interest rates of 0.12% and expected life of 60 months. During the three and nine months ended September 30, 2015, the Company recorded $160,219 and $511,920 in compensation expense in connection with the options, respectively. The Company expects to record the remaining unamortized portion of $160,219 during the year ending December 31, 2015.

During the nine months ended September 30, 2015, the Company granted options to purchase 1,993,057 shares of common stock to the CEO in connection with the Company’s use of the CEO’s personal credit card. Under the terms of the arrangement, the Company issues options which represent 10% of the balance on the credit card at the end of the month. The exercise price represents the closing market price of the Company’s common stock at the close of the month. The options are immediately vested. The options were valued at $522,277 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.11 to $0.67; dividend yield of 0%; expected volatility ranging from 162% - 165%; risk-free interest rates of 0.12% and expected life of 60 months. During the three and nine months ended September 30, 2015, the Company recorded $111,079 and $522,277 in compensation expense in connection with the options, respectively.

The aggregate intrinsic values of the options on the date of grant were $0 as the Company issues options at the then fair market value of common stock. As of September 30, 2015, all options were exercisable at prices above the fair market value of the Company’s common stock.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On September 4, 2013, the Company entered into an employment agreement with Christopher Carmichael, the Company’s Chief Executive Officer, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Carmichael Agreement”). The effective date of the Carmichael Agreement is July 1, 2013 and has a five (5) year term. The Carmichael Agreement called for an initial base salary of $420,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Carmichael Agreement also calls for annual cash bonuses that are equal to two and one half percent (2.5%) of the pretax gross revenue; a three percent (3%) override of gross license fees derived from the Company’s products and services; five percent (5%) success fee of the gross private placement capital contributions received by the Company though tied to performance; and, a three percent (3%) override of the gross book value derived from all cashless transactions of the Company. Moreover, the Carmichael Agreement called for the grant of an option to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.50 per share. As further compensation, Mr. Carmichael is awarded twenty percent of all gross revenues associated with the project known as “106 Yards”. On January 1, 2014, Christopher Carmichael’s employment contract was amended to reflect an annual base salary of $525,000 with bonus compensation of one and one half percent (1.5%) of the gross revenue of the Company, a 3% gross override of license fees derived from the Company’s products and services and a five percent (5%) success fee of the gross private placement capital contributions received by the Company though tied to performance; and, a three percent (3%) override of the gross book value derived from all cashless transactions of the Company. On March 1, 2015, the board modified Christopher Carmichael’s employment agreement to reflect the same base salary but a different bonus structure focusing on the revenue performance of the Company. He also is to receive 600,000 options annually. Beginning March 1, 2015, Carmichael receives three and a half percent (3.5%) of gross revenue from any and all corporate activities worldwide and a two and a half percent (2.5%) gross override of the book value derived from all cashless transactions and the (5%) success fee was terminated with this March 1, 2015 amendment. All cashless transactions are paid out as common stock. Upon termination of the amended agreement, the Company is obligated to pay employee any outstanding liabilities owed to him and amounts owed per the contract to the end of the term.

On March 15, 2012, the Company renewed an employment agreement with Connie Jordan, the Company’s Senior Executive Vice President of Intellectual Property and Transmedia, to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine (the “Jordan Agreement”). The effective date of the Jordan Agreement is March 15, 2012 and has a three (3) year term. The Jordan Agreement called for an initial base salary of $198,000 payable in equal semi-monthly installments in accordance with the Company’s usual practice. The Jordan Agreement also called for an annual cash bonus that is equal to one percent (1%) of the pretax gross revenue; and, one and one half percent (1.5%) of the net capital contributions received by the Company from strategic partners though tied to performance. Moreover, the Jordan Agreement called for the grant of an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.50 per share. On January 1, 2014, Connie Jordan’s employment contract was amended to reflect an annual base salary of $250,000 with bonus compensation of one percent (1.0%) of the gross revenue of the Company, a one and a half percent (1.5%) gross override of license fees derived from the Company’s products and or services and a one and a half percent (1.5%) success fee of the gross private placement capital contributions received by the Company. She also is to receive 300,000 options annually. On March 1, 2015, the board modified Connie Jordan’s her employment agreement to reflect the same base salary but a different bonus structure focusing on the revenue performance of the Company. Beginning March 1, 2015, Jordan receives one and a half percent (1.5%) of gross revenue from any and all corporate activities worldwide and a three percent (3%) gross override of revenue resulting from the successful patent prosecution, litigation, settlement or actions taken by the Company, and the (1.5%) success fee was terminated with this March 1, 2015 amendment. Upon termination of the amended agreement, the Company is obligated to pay employee any outstanding liabilities owed to her and amounts owed per the contract to the end of the term.

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

Other Contingencies

At the time of death of the former President of Ubiquity, Gregory Crotty had accrued $93,743 in salary, 22,857 Common Shares of Ubiquity Broadcasting Corporation, and had 200,929 options to purchase Ubiquity Broadcasting Corporation Common Shares at $5.25 per share. He also had 42,857 shares of common stock issued in his name. Ubiquity will have to issue these shares and pay the balance of his accrued salary to the proper beneficiary once established. As of September 30, 2015, an established beneficiary has yet to be named. All 200,929 options expired as of December 31, 2011 and are not included in total options outstanding.

During the first quarter of 2013, the Employment Development Department of the State of California (the “EDD”) notified the Company that it proposed to categorize our independent contractors as employees and proposed an assessment of additional employment taxes in the amount of $305,885, which represented a contingent liability. The Company filed a formal petition as of April 22, 2013. The Company has recorded a provision for the assessment as an accrued expense even though the Company believes the independent contractors do not meet the definition of an employee. In a letter from the EDD dated July 21, 2015, the EDD issued a final assessment of employment taxes in the amount of $36,128 for the period from October 1, 2009 to September 30, 2012. As resolution on all periods has not been attained, the Company has included approximately $844,453 and $890,363 of estimated taxes, penalties and interest in accrued expenses in the accompanying consolidated balance sheet as of September 30, 2015 and December 31, 2014, respectively.

Litigation

Ubiquity v. Castro:

On or about July 2014 Ubiquity filed a demand for arbitration with JAMS against Lawrence E. Castro (“Castro”) for breach of the settlement agreement dated August 19, 2013, which was executed to settle and resolve a dispute between the Company and Castro regarding a prior “Work for Hire” relationship between the parties (the “Castro Settlement”). Under the Castro Settlement, the Company paid Castro monetary compensation in exchange for providing certain agreements and assurances designed to protect certain intellectual property, business plans, road maps, vendors, investor relationships, employee relationships, contractors and work in progress. The arbitration complaint filed by the Company alleges that Castro breached the Castro Settlement and is seeking damages in the amount of $176,763, plus interest, representing the stated damages in the settlement agreement of what the Company has paid to Castro. The Company is also seeking injunctive relief, actual losses incurred by Castro’s breach, and damages for unjust enrichment, including expenses and other sundry damages. The arbitration is currently in the discovery phase, which will enable both Castro and the Company to obtain documents and further evidence supporting their respective cases, as the disclosure of witnesses. In February 2016, Castro’s attorneys filed a motion with the arbitrator to withdraw, which motion was granted. Castro presently is in pro per. The arbitrator has ordered Castro until April 29, 2016, if he intends to retain counsel. On June 1, 2016, the arbitrator will set an arbitration date for the hearing on this matter.

Kay Strategies v. Ubiquity:

Kay Strategies filed a complaint against the Company and its officers and directors for various violations of federal and state securities law, in the District Court for the Southern District of California. The Company and its officers and directors thereafter moved to dismiss the complaint under FRCP 12(b)(5) and 12(b)(6). Kay Strategies chose instead to amend voluntarily. Kay Strategies then filed a First Amended Complaint, alleging the same federal and state securities violations. The amended pleading essentially alleges that Kay Strategies purchased restricted Ubiquity stock from a third party. Kay Strategies’ personal representatives allegedly advised it that they were orally informed by Ubiquity’s outside securities’ attorney that it would lift the stock restrictions by a certain date, which did not occur, allegedly causing Kay Strategies damages. Kay Strategies contends that it would not have purchased the Ubiquity stock from the third party had it not had this assurance. The Company denies that it ever made such a guarantee or represented same to Kay Strategies’ representative. Ubiquity also contends that if outside counsel made any statements [which the Company denies happening], counsel was never authorized to do so. Prior to the stock purchase, no authorized director, officer or agent of the Company met with or discussed with anyone at Kay Strategies its prospective purchase of the Company’s stock from any third party. Ubiquity recently filed another FRCP 12(b)(6) motion challenging the efficacy of these allegations. The district court thereafter dismissed Kay Strategies’ First Amended Complaint without prejudice.

Typenex v. Ubiquity:

On August 14, 2015, the Company was served with a demand for arbitration by Typenex Co-Investment, LLC (“Typenex”). Typenex was the holder of one of the many convertible notes issued by the Company. Typenex was claiming, among other things, that the Company is in breach of the convertible note issued in its favor (the “Note”), and that it is entitled to an injunction against the Company enjoining it from, among other things, up to and until the Note is paid in full (i) issuing any other convertible debt with a variable interest rate; (ii) paying any cash to the holders of any other convertible notes issued by the Company; and, (iii) issuing any additional shares of stock to the holders of any other variable interest rate convertible notes issued by the Company. The arbitrator issued an interim injunction for the equitable relief described above. Arbitration finally took place on March 22, 2016, and the arbitrator tentatively awarded Typenex damages, attorney fees and costs of $767,960.42, less $150,000.00, for a total award of $617,960.42. In addition, the arbitrator awarded Typenex costs. Finally, the arbitrator kept in place the prior interim restraining orders. Though Chris Carmichael also was named a defendant, he was dismissed by Typenex prior to the arbitration hearing. On April 19, 2016, Typenex filed a petition in the Third Judicial District Court in and for Salt Lake County, Utah to confirm the award. Ubiquity intends to respond and object to the petition. While the Company admittedly owes the principal on the Note, the Company believes the arbitrator erred in awarding any damages or interest thereon. Error is further ascribed to the arbitrator’s continuance of injunctive relief.

Avant Garde v. Ubiquity:

Avant Garde initiated litigation against the Company, for the recovery of the Company’s lease of its office space in Irvine, California, claiming the Company’s failed to timely pay its September 2015 rent, allegedly one day late, under the applicable lease. When Ubiquity failed inadvertantly to timely answer the unlawful detainer suit, the Company was defaulted. Instead of moving to set aside the default, the Company entered into two forbearance agreements, both of which lapsed. The Company then moved the Orange County Superior Court for an order restoring the lease, which motion was denied. The court thereafter stayed the action pending the outcome of an appeal challenging the denial filed by Ubiquity. The stay is still in effect. The appeal should be heard in about eight months. On March 14, 2016 Ubiquity paid an additional $150,000 for an increased security deposit until the appeal is finalized.

Keener Litigation

On March 10, 2016 Vista Capital Investments, LLC (“Vista”) filed suit against the Company for breach of contract, unjust enrichment, declaratory relief, promissory estoppel, fraud, negligent misrepresentation and civil conspiracy in the Superior Court, Central Division, For the County Of San Diego, California. The genesis of the suit is Vista’s allegations that the Company breached two Convertible Notes, one for $100,000 and the other for $50,000, by failing to timely repay these notes, when Vista declared the notes all due and payable after the Company allegedly failed to make timely filings with the SEC. The Company denies any wrongdoing, and intends to challenge the complaint by demurrer. Vista also seeks fraud damages against Chris Carmichael, the Company’s CEO, for allegedly representing that the Company would remain current in its SEC filings if the Loans were made.

Keener Litigation

On March 15, 2016, Justin Keener (“Keener”) sued the Company for breach of contract, arising out of a $300,000.00 convertible note representing capital infusions by Keener into the Company. Keener alleges the Company has failed to timely repay the note, after Keener demanded payment of the entire principal and interest under the note due to the Company’s default of certain other provisions of the note, which, as alleged, accelerated the note repayments.

Firstfire Global Opportunities Litigation

On March 28, 2016, Firstfire Global Opportunities (“Firstfire”) filed suit against the Company for breach of a securities purchase agreement and a $140,250.00 senior convertible note, attorneys’ fees and unjust enrichment in the Supreme Court of New York, New York County. Firstfire contends that the Company breached the note by failing to timely repay “any amount towards the aggregate sum that Firstfire is owed,” the total of which is $304.889.88.

Brett and Mark Tomberlin Lawsuit

On April 8, 2016 a lawsuit was filed in the Orange County Superior Court by Brett and Mark Tomberlin, seeking damages for Ubiquity’s failure to timely repay under eight promissory notes totaling $184,450. They also claim that they were misled into believing that the notes would be paid timely. The Company denies the allegations. At present, and without admitting liability, the Company and Mr. Tomberlin are in settlement negotiations. In the meantime, the Company intends to demurrer to the complaint.

R Squared Partners, LLC Litigation

On April 20, 2016, R Squared Partners, LLC (“R Squared”) filed suit in the Supreme Court of New York, County of New York against Ubiquity and its CEO, Chris Carmichael, for breach of contract, breach of the implied covenant, unjust enrichment, specific performance, fraud, negligent misrepresentation, and civil conspiracy. The complaint essentially alleges that the Company entered into a purchase and note transaction with R Squared whereby R Squared loaned the Company $140,250.00, which was due on September 20, 2015. R Squared alleges that, except for a $20,000.00 payment, the Company has not timely repaid the principal or interest on the note. R Squared also avers that the Company defaulted under other terms of the purchase agreement, including the Company’s failure to obtain certain insurance policies, reduction of the book – value of certain of its assets, impairing its ability to pay its debts, and failure to honor R Squared’s third party participation rights by entering into third party financing agreements, though R Squared alleges that it has lost “not less than” $500,000.00. R Squared also seeks sundry injunctive relief, restraining the Company and Carmichael from entering into future third party agreements and stock issuances. Finally, R Squared seeks undefined fraud damages against the Company and its CEO arising out of the Company’s and Carmichael alleged representations, as manifested in the purchase agreement.

North Matter:

On October 10, 2014, the Company was served with a complaint filed on September 13, 2014 by a former consultant against the Company, in the Superior Court of Arizona, Maricopa County. The complaint alleges that the consultant was to receive warrants to purchase 1,142,857 shares of common stock as a commencement fees for services in which commenced on December 15, 2006. The Company believes the claim is without merit; in addition, the statute of limitations has passed. The Company does not believe that a loss is probable and no accrual for loss contingency has been made.

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

On September 8, 2015 the Merger Agreement was terminated. The Company had not taken any steps to integrate Conversant into the operations of the Company, and the Company has not yet utilized any of the assets of Conversant or combined the financial results of Conversant into the financials of the Company. The Company believes that the termination of the Merger Agreement will not have a material effect on its operations.

NOTE 11 - RESTATED BALANCES

The Board of Directors of Ubiquity, Inc. determined, that the accounting for certain intangible assets, the valuation of certain equity instruments, the non-consolidation of SME that certain amounts were not properly accounted for in prior years and that the financial statement for the three months ended September 30, 2014 were materially misstated. The following is a summary of the changes in balances from the Company’s previously issued financials for the three and nine months ended September 30, 2014 compared to the balances contained in the accompanying consolidated financial statements, which reflect the adjustments necessary to conform to the audited 2014 balances.

Statement of Operations for the three months ended September 30, 2014:

	Originally Filed Three Months Ended September 30, 2014	Adjustments		As Filed Herein Three Months Ended September 30, 2014
Revenues - related party	$-		(A)	$-
Meals and entertainment	7,696	1,463	(A)	9,159
Marketing	74,564	3,000	(A)	77,564
Outside and development services	9,605	90,178	(B)	99,783
Payroll expense	928,874	217,375	(A)	1,304,897
		158,648	(C)
Stock-based compensation	2,769,660	269,177	(D)	3,038,837
		-	(E)
Office and computer	159,432	2,248	(A)	161,680
Professional fees	446,635	8,380	(A)	455,015
		-	(F)
Rent	153,115	-	(A)	153,115
Travel	61,645	745	(A)	62,390
Taxes	6,798	-	(A)	6,798
Charitable contributions	15,708	-	(A)	15,708
Bad debt expense	-	-		-
Depreciation and amortization	413,352	24,382	(A)	484,086
		46,352	(B)
Other operating expenses	60,307	13,835	(A)	74,142
Interest expense	-	(1,733	)(A)	(1,733)
Net loss	$(5,123,518)	$(837,516)		$(5,961,034)
Basic and diluted loss per share	$(0.05)			$(0.06)
Weighted average shares outstanding	98,602,314	(950,000	)(G)	97,652,314

Statement of Operations for the nine months ended September 30, 2014:

	Originally Filed Nine Months Ended September 30, 2014	Adjustments		As Filed Herein Nine Months Ended September 30, 2014
Revenues - related party	$250,000	$(250,000	)(A)	$-
Meals and entertainment	42,967	6,097	(A)	49,064
Marketing	135,506	10,019	(A)	145,525
Outside and development services	35,371	338,519	(B)	373,890
Payroll expense	1,884,501	662,510	(A)	2,990,029
		443,018	(C)
Stock-based compensation	7,550,306	1,891,585	(D)	9,464,216
		22,325	(E)
Office and computer	305,656	11,161	(A)	316,817
Professional fees	1,278,735	47,161	(A)	1,325,896
		-	(F)
Rent	404,398	-	(A)	404,398
Travel	246,989	18,261	(A)	265,250
Taxes	9,109	2,908	(A)	12,017
Depreciation and amortization	1,183,806	73,143	(A)	1,302,260
		45,311	(B)
Other operating expenses	227,621	30,724	(A)	258,345
Interest expense	-	(4,110	)(A)	(4,110)
Net loss	$(13,174,217)	$(3,857,002)		$(17,031,219)
Basic and diluted loss per share	$(0.14)			$(0.18)
Weighted average shares outstanding	95,916,769	(950,000	)(G)	94,966,769

Statement of Cash Flows:

	Originally Filed Nine Months Ended September 30, 2014	Adjustments		As Filed Herein Nine Months Ended September 30, 2014
Net loss	$(13,174,217)	(3,857,002)		$(17,031,219)
Depreciation and amortization	1,183,806	73,143	(A)	1,302,260
		45,311	(B)
Stock-based compensation	7,550,306	1,891,585	(D)	9,464,216
		22,325	(E)
Accounts receivable	(9,000)	-		(9,000)
Accounts receivable - related party	(100,000)	100,000	(A)	-
Prepaid expenses	(26,867)	-		(26,867)
Other current assets	-	5,400	(A)	5,400
Accounts payable	(301,746)	12,011	(A)	(289,735)
Accrued expenses	670,742	298,063	(A)	968,805
Credit cards payable	(33,712)	-	(A)	(33,712)
Net cash used in operating activities	$(4,240,688)	$(1,409,164)		$(5,649,852)

	Originally Filed Nine Months Ended September 30, 2014	Adjustments		As Filed Herein Nine Months Ended September 30, 2014
Loans to related parties	$(787,311)	367,775	(A)	$(419,536)
Purchase of property and equipment	(47,702)	-		(47,702)
Other assets	(53,493)	(5,500	)(A)	(58,993)
Acquisition of intangible assets	(735,520)	338,519	(B)	(397,001)
		-	(A)
Cash from SME	-	19,727	(A)	19,727
Net cash used in investing activities	$(1,624,026)	$720,521		$(903,505)

	Originally Filed Nine Months Ended September 30, 2014	Adjustments		As Filed Herein Nine Months Ended September 30, 2014
Net proceeds from loan payable - related party	$168,000	53,272	(A)	$221,272
Equity issuance costs	(443,018)	443,018	(C)	-
Proceeds from sale of common stock	6,320,578	193,000	(A)	6,513,578
	-	-	(G)
Net cash provided by financing activities	$6,045,560	$689,290		$6,734,850

The following is a description of the restated September 30, 2014 as filed herein.

(A) The differences reflect the consolidation of SME effective January 1, 2014 and the change to SME’s accounts during the three and nine months ended September 30, 2014. At the time, the Company did not have an equity ownership in SME. However, since SME was primarily owned by officers of the Company. The Company determined that as of January 1, 2014, SME should be consolidated in with the Company’s operations. This determination was based upon the fact that the Company was the primary funding source for SME’s operations. Prior to 2014, SME funded operations through the sale of SME common stock. In addition, all inter-company transactions between SME and Ubiquity were eliminated.

(B) To correct amortization expense on intangible assets. The Company adjusted amortization expense for the three and nine months ended September 30, 2014. The change was primarily due to the reduction in carrying value of the intangible assets prior to December 31, 2012, offset by a decrease in estimated life of such asset from fifteen to five year. In addition, the Company expensed $90,178 and $338,519 in development expenses in which had been previously capitalized during the three months ended September 30, 2014, respectively.

(C) To correct bonuses recorded as an offset to equity rather than expense. Previously, the bonuses had been recorded as an offset to the proceeds recorded within additional paid in capital. The correction increased the net loss for the three and nine months ended September 30, 2014 by $158,648 and $443,018, respectively.

(D) To correct stock based compensation related to options granted to management and employees. Initially, the options issuable under employment contract were valued at the end of the year. However, beginning in 2014 the options were valued at the beginning of the year and expensed over the course of the year. This change caused additional expense of $269,177 and $1,891,585 to be recorded within the three and nine months ended September 30, 2014, respectively.

(E) To correct stock based compensation related to common stock issued for services. In connection with a services agreement with Nick Mitsakos with a one year term entered into during 2013. Initially, the Company recorded the unamortized portion of $312,500 as deferred stock based compensation. To correct, the Company recorded the remaining amortization as a prepaid, amortizing over the term of the agreement. The adjustment increased compensation expense during the three and nine months ended September 30, 2014 by $0 and $22,325, respectively.

(F) To correct amounts accrued under Nick Mitsakos’ consulting contract in which were earned during the three months ended March 31, 2014 but recorded within the three months September 30, 2014.

(G) To correct the par value of shares incorrectly shown as outstanding as of December 31, 2013 in which were never issued. The shares were not split effected during the 4:1 forward split and thus causing the error. In addition, the item had an impact on the weighted average shares outstanding of approximately 950,000 common shares.

NOTE 12 - SUBSEQUENT EVENTS

Sales of Common Stock

Subsequent to September 30, 2015, the Company issued approximately 55,164,252 shares of common stock for cash proceeds of $1,822,530. Each sale was made pursuant to a Securities Purchase Agreement the Company has used for previous sales of its common stock and containing terms, conditions, representations, and warranties typically found in similar transactions. Each sale was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

See Note 2 for proceeds received subsequent to September 30, 2015 related to Sprocket Wearables.

Common stock issued for services

Subsequent to September 30, 2015, the Company issued approximately 1,250,000 shares of common stock for services.

Common stock issued for retirement of debt.

Subsequent to September 30, 2015, the Company issued approximately 1,361,834 shares of common stock for the retirement of a portion of the company’s accounts payable.

Subsequent to September 30, 2015, the Company issued approximately 1,986,439 shares of common stock for the retirement of a portion of the Company’s accounts payable.

Common Stock Issued to the Board of Directors:

Subsequent to September 30, 2015, the Company issued approximately 5,650,500 shares of common stock to the Board of Directors.

Preferred Shares issued to Officers:

Subsequent to September 30, 2015, the Company issued approximately 500 shares of Series A Preferred Voting Stock and 2,000,000 shares of Series A Preferred Stock.

Other

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2015 through the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose other than the events described above.

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

Results of Operations

Comparison for the three months ended September 30, 2015 and 2014

Net Revenue

Net revenues were $9,400 for the three months ended September 30, 2015 as compared to $29,585 for the three months ended September 30, 2014, a decrease of $20,185 or 68%. This decrease is primarily attributable to the Company having historically experienced inconsistent revenue streams. This inconsistency is related to the event driven nature of its historical revenue. Going forward, management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services.

Total Cost of Sales

Cost of sales was $1,039 for the three months ended September 30, 2015 as compared to $45,712 for the three months ended September 30, 2014 a decrease of $44,673 or 98%. The decrease is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel and has since decreased due to the limited amount of expenditures required in deriving the revenues recorded.

Gross Profit (Loss)

Gross profit (loss) was $8,361 for the three months ended September 30, 2015 as compared to gross profit (loss) of ($16,127) for the three months ended September 30, 2014 an increase of $24,488 or 152%.

Operating Expenses

Operating expense were $2,333,118 for the three months ended September 30, 2015 as compared to $5,943,174 for the three months ended September 30, 2014 a decrease of $3,610,056 or 61%. For the three months ended September 30, 2015, operating expense primarily consisted of stock-based compensation of $727,834, which is dependent upon when we grant common stock and options for services and when the services are performed; payroll expense of $474,658 which decreased from the prior like period due to a decrease in personnel and salaries for our management team; professional fees of $311,787 which was consistent with the prior year.

Impairment Loss

During the three months ended September 30, 2015, the Company completed its impairment analysis of its intangible assets, which showed that anticipated revenue streams to be derived from certain of its intangible assets may be delayed. No such impairment was necessary during the three months ended September 30, 2014.

Comparison for the nine months ended September 30, 2015 and 2014

Net Revenue

Net revenues were $34,800 for the nine months ended September 30, 2015 as compared to $62,735 for the nine months ended September 30, 2014, a decrease of $27,935 or 45%. This decrease is primarily attributable to the Company having historically experienced inconsistent revenue streams. This inconsistency is related to the event driven nature of its historical revenue. Going forward, management anticipates earning revenue from a variety of new sources developed through its Ubiquity Labs products and services.

Total Cost of Sales

Cost of sales was $8,815 for the nine months ended September 30, 2015 as compared to $140,814 for the nine months ended September 30, 2014 a decrease of $131,999 or 94%. The decrease is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during 2014 due to the increase in personnel and has since decreased due to the limited amount of expenditures required to in deriving the revenues recorded.

Gross Profit (Loss)

Gross profit (loss) was $25,985 for the nine months ended September 30, 2015 as compared to gross profit (loss) of ($78,079) for the nine months ended September 30, 2014 an increase of $104,064 or 133%.

Operating Expenses

Operating expense were $9,226,854 for the nine months ended September 30, 2015 as compared to $16,949,030 for the nine months ended September 30, 2014 a decrease of $7,722,176 or 46%. For the nine months ended September 30, 2015, operating expense primarily consisted of stock-based compensation of $3,150,148, which is dependent upon when we grant common stock and options for services and when the services are performed; payroll expense of $1,693,173 which decreased from the prior like period due to a decrease in personnel and salaries for our management team; professional fees of $1,508,328 which increased from the prior like period due to significant costs incurred by us in connection with our recent public filings and legal costs in connection with recent lawsuits filed.

Impairment Loss

During the nine months ended September 30, 2015, the Company completed its impairment analysis of its intangible assets, which showed that anticipated revenue streams to be derived from certain of its intangible assets may be delayed. Management feels it is likely to meet its revenue projections moving forward, however, due to the fact that the timing of anticipated revenues has been extended, the Company determined that a one-time impairment of the Sprocket Asset Group was appropriate to reflect this difference in timing. No such impairment was necessary during the nine months ended September 30, 2014.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, sales of common stock, revolver borrowings including the use of credit cards, loans from officers, and notes payable.

At September 30, 2015, Ubiquity had cash and cash equivalents of $142,190 as compared to $102,286 as of December 31, 2014, representing an increase of $39,904.

The cash flow used in operating activities decreased to $3,984,670 for the nine months ended September 30, 2015 compared to $5,649,852 for the nine months ended September 30, 2014. Our net loss during the nine months ended September 30, 2015 had the biggest impact on our cash used in operating activities as to date we have not generated sufficient revenues to cover our operating expenditures.

The cash flow used in investing activities decreased to net cash used of $251,251 for the nine months ended September 30, 2015, as compared to net cash used of $903,505 for the nine months ended September 30, 2014. During 2014, we were still developing our Sprocket platform in which higher development costs were incurred. In addition, we loaned monies to related parties in which was a significant use of capital.

The cash flow provided by financing activities decreased to net cash provided of $4,275,825 for the nine months ended September 30, 2015, as compared to net cash provided of $6,734,850 for the nine months ended September 30, 2014. Due to the loss from operations, we continue to raise capital through the sale of our common stock and issuance of notes payable in order to fund operations. Capital is raised on an as needed basis.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended September 30, 2015 and fiscal year ended December 31, 2014, which are contained in the Company’s 2014 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 4. Controls and Procedures.

Disclosure of controls and procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2015 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Ubiquity v. Castro:

On or about July 2014 Ubiquity filed a demand for arbitration with JAMS against Lawrence E. Castro (“Castro”) for breach of the settlement agreement dated August 19, 2013, which was executed to settle and resolve a dispute between the Company and Castro regarding a prior “Work for Hire” relationship between the parties (the “Castro Settlement”). Under the Castro Settlement, the Company paid Castro monetary compensation in exchange for providing certain agreements and assurances designed to protect certain intellectual property, business plans, road maps, vendors, investor relationships, employee relationships, contractors and work in progress. The arbitration complaint filed by the Company alleges that Castro breached the Castro Settlement and is seeking damages in the amount of $176,763, plus interest, representing the stated damages in the settlement agreement of what the Company has paid to Castro. The Company is also seeking injunctive relief, actual losses incurred by Castro’s breach, and damages for unjust enrichment, including expenses and other sundry damages. The arbitration is currently in the discovery phase, which will enable both Castro and the Company to obtain documents and further evidence supporting their respective cases, as the disclosure of witnesses. In February 2016, Castro’s attorneys filed a motion with the arbitrator to withdraw, which motion was granted. Castro presently is in pro per. The arbitrator has ordered Castro until April 29, 2016, if he intends to retain counsel. On June 1, 2016, the arbitrator will set an arbitration date for the hearing on this matter.

Kay Strategies v. Ubiquity:

Kay Strategies filed a complaint against the Company and its officers and directors for various violations of federal and state securities law, in the District Court for the Southern District of California. The Company and its officers and directors thereafter moved to dismiss the complaint under FRCP 12(b)(5) and 12(b)(6). Kay Strategies chose instead to amend voluntarily. Kay Strategies then filed a First Amended Complaint, alleging the same federal and state securities violations. The amended pleading essentially alleges that Kay Strategies purchased restricted Ubiquity stock from a third party. Kay Strategies’ personal representatives allegedly advised it that they were orally informed by Ubiquity’s outside securities’ attorney that it would lift the stock restrictions by a certain date, which did not occur, allegedly causing Kay Strategies damages. Kay Strategies contends that it would not have purchased the Ubiquity stock from the third party had it not had this assurance. The Company denies that it ever made such a guarantee or represented same to Kay Strategies’ representative. Ubiquity also contends that if outside counsel made any statements [which the Company denies happening], counsel was never authorized to do so. Prior to the stock purchase, no authorized director, officer or agent of the Company met with or discussed with anyone at Kay Strategies its prospective purchase of the Company’s stock from any third party. Ubiquity recently filed another FRCP 12(b)(6) motion challenging the efficacy of these allegations. The district court thereafter dismissed Kay Strategies’ First Amended Complaint without prejudice.

Typenex v. Ubiquity:

On August 14, 2015, the Company was served with a demand for arbitration by Typenex Co-Investment, LLC (“Typenex”). Typenex was the holder of one of the many convertible notes issued by the Company. Typenex was claiming, among other things, that the Company is in breach of the convertible note issued in its favor (the “Note”), and that it is entitled to an injunction against the Company enjoining it from, among other things, up to and until the Note is paid in full (i) issuing any other convertible debt with a variable interest rate; (ii) paying any cash to the holders of any other convertible notes issued by the Company; and, (iii) issuing any additional shares of stock to the holders of any other variable interest rate convertible notes issued by the Company. The arbitrator issued an interim injunction for the equitable relief described above. Arbitration finally took place on March 22, 2016, and the arbitrator tentatively awarded Typenex damages, attorney fees and costs of $767,960.42, less $150,000.00, for a total award of $617,960.42. In addition, the arbitrator awarded Typenex costs. Finally, the arbitrator kept in place the prior interim restraining orders. Though Chris Carmichael also was named a defendant, he was dismissed by Typenex prior to the arbitration hearing. On April 19, 2016, Typenex filed a petition in the Third Judicial District Court in and for Salt Lake County, Utah to confirm the award. Ubiquity intends to respond and object to the petition. While the Company admittedly owes the principal on the Note, the Company believes the arbitrator erred in awarding any damages or interest thereon. Error is further ascribed to the arbitrator’s continuance of injunctive relief.

Avant Garde v. Ubiquity:

Avant Garde initiated litigation against the Company, for the recovery of the Company’s lease of its office space in Irvine, California, claiming the Company’s failed to timely pay its September 2015 rent, allegedly one day late, under the applicable lease. When Ubiquity failed inadvertantly to timely answer the unlawful detainer suit, the Company was defaulted. Instead of moving to set aside the default, the Company entered into two forbearance agreements, both of which lapsed. The Company then moved the Orange County Superior Court for an order restoring the lease, which motion was denied. The court thereafter stayed the action pending the outcome of an appeal challenging the denial filed by Ubiquity. The stay is still in effect. The appeal should be heard in about eight months. On March 14, 2016 Ubiquity paid an additional $150,000 for an increased security deposit until the appeal is finalized.

Keener Litigation

On March 10, 2016 Vista Capital Investments, LLC (“Vista”) filed suit against the Company for breach of contract, unjust enrichment, declaratory relief, promissory estoppel, fraud, negligent misrepresentation and civil conspiracy in the Superior Court, Central Division, For the County Of San Diego, California. The genesis of the suit is Vista’s allegations that the Company breached two Convertible Notes, one for $100,000 and the other for $50,000, by failing to timely repay these notes, when Vista declared the notes all due and payable after the Company allegedly failed to make timely filings with the SEC. The Company denies any wrongdoing, and intends to challenge the complaint by demurrer. Vista also seeks fraud damages against Chris Carmichael, the Company’s CEO, for allegedly representing that the Company would remain current in its SEC filings if the Loans were made.

Keener Litigation

On March 15, 2016, Justin Keener (“Keener”) sued the Company for breach of contract, arising out of a $300,000.00 convertible note representing capital infusions by Keener into the Company. Keener alleges the Company has failed to timely repay the note, after Keener demanded payment of the entire principal and interest under the note due to the Company’s default of certain other provisions of the note, which, as alleged, accelerated the note repayments.

Firstfire Global Opportunities Litigation

On March 28, 2016, Firstfire Global Opportunities (“Firstfire”) filed suit against the Company for breach of a securities purchase agreement and a $140,250.00 senior convertible note, attorneys’ fees and unjust enrichment in the Supreme Court of New York, New York County. Firstfire contends that the Company breached the note by failing to timely repay “any amount towards the aggregate sum that Firstfire is owed,” the total of which is $304.889.88.

Brett and Mark Tomberlin Lawsuit

On April 8, 2016 a lawsuit was filed in the Orange County Superior Court by Brett and Mark Tomberlin, seeking damages for Ubiquity’s failure to timely repay under eight promissory notes totaling $184,450. They also claim that they were misled into believing that the notes would be paid timely. The Company denies the allegations. At present, and without admitting liability, the Company and Mr. Tomberlin are in settlement negotiations. In the meantime, the Company intends to demurrer to the complaint.

R Squared Partners, LLC Litigation

On April 20, 2016, R Squared Partners, LLC (“R Squared”) filed suit in the Supreme Court of New York, County of New York against Ubiquity and its CEO, Chris Carmichael, for breach of contract, breach of the implied covenant, unjust enrichment, specific performance, fraud, negligent misrepresentation, and civil conspiracy. The complaint essentially alleges that the Company entered into a purchase and note transaction with R Squared whereby R Squared loaned the Company $140,250.00, which was due on September 20, 2015. R Squared alleges that, except for a $20,000.00 payment, the Company has not timely repaid the principal or interest on the note. R Squared also avers that the Company defaulted under other terms of the purchase agreement, including the Company’s failure to obtain certain insurance policies, reduction of the book – value of certain of its assets, impairing its ability to pay its debts, and failure to honor R Squared’s third party participation rights by entering into third party financing agreements, though R Squared alleges that it has lost “not less than” $500,000.00. R Squared also seeks sundry injunctive relief, restraining the Company and Carmichael from entering into future third party agreements and stock issuances. Finally, R Squared seeks undefined fraud damages against the Company and its CEO arising out of the Company’s and Carmichael alleged representations, as manifested in the purchase agreement.

North Matter:

On October 10, 2014, the Company was served with a complaint filed on September 13, 2014 by a former consultant against the Company, in the Superior Court of Arizona, Maricopa County. The complaint alleges that the consultant was to receive warrants to purchase 1,142,857 shares of common stock as a commencement fees for services in which commenced on December 15, 2006. The Company believes the claim is without merit; in addition, the statute of limitations has passed. The Company does not believe that a loss is probable and no accrual for loss contingency has been made.

Item 1A. Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

13,029,312 shares were issued in the quarter ended September 30, 2015 to approximately 21 accredited investors as defined in Rule 506 of Regulation D promulgated under the Securities Act for a total of $725,000.

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

The Company issued 500,000 shares of common stock to three people for services during the quarter ended September 30, 2015. The shares were valued at a total value of $87,500.

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

The Company received approximately $0 in proceeds from convertible notes payable during the quarter ended September 30, 2015. The convertible notes payable are either convertible upon issuance or nine months from such date, incur interest rates ranging from 8-12%, have conversion rates with discounts to market ranging from 35-45% and mature within nine to 24 months. The terms of the notes are substantially similar to those disclosed in Note 7. Each financing was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The officers and directors of Ubiquity, Inc. have not sold any shares since the company went public in 2013.

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

Dated: May 4, 2016

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: May 4, 2016

