Form 10-K
period 2015-12-31
UBIQUITY, INC.
filed 2017-06-23
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015 was $26,269,561.

Number of the issuer’s common stock outstanding as of: June 12, 2017 was 305,836,178.

Number of the issuer’s preferred stock outstanding as of: June 12, 2017 was 2,001,000.

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

PART I

Item 1. Business

Background

Ubiquity, Inc. (“Ubiquity” or the “Company”) provides a platform that enables users to connect to internet-based content on any type of device. Ubiquity’s unique technology and robust patent portfolio has led to the development of the Company’s signature product, the Sprocket. The Sprocket can be easily downloaded onto any type of device (such as mobile phone, tablet, laptop, smart TV, VR and AR devices, gaming consoles etc.) and then easily customized to provide the user with access to all web-based content, social media outlets, video-based content, private networks, social networks, personalized files, intelligent search, and virtually all other media. In short, the Sprocket provides easy and expedited access to content in the manner and choices selected by the user. The Sprocket also provides detailed analytics and data on the end-users, delivering tremendous value as a marketing tool to the content providers and advertisers.

Ubiquity expects new markets to be created and existing markets to be disrupted by Virtual Reality (“VR”) , Augmented Reality (“AR”) and Mixed Reality (“MR”) as used in the Sprocket platform. There are many examples of how (“VR”), (“AR”) and (“MR”) can reshape existing forms of entertainment and commerce - from buying a new home, interacting with a doctor, or watching a football game. As the technology advances, we believe that price points will decline, and an entire new marketplace of applications (both business and consumer) will enter the market. Ubiquity believes VR/AR has the potential to spawn a multibillion-dollar industry, and may possibly be as game changing as the advent of the PC. VR (which immerses the user in a virtual world) and AR (immerses the user which overlays digital information onto the physical world) is driving a trend towards the adoption of software and applications delivered via head-mounted-devices (HMDs) as a new computing form factor.

Ubiquity has adapted its platforms to include the advancement of Virtual, Augmented and Mixed reality. It has excited the public for decades, and is happening now due to the alignment of ecosystem drivers and technology advancements enabling the delivery of products and services via this medium. Currently, mobile technologies are accelerating the adoption of products and services designed to stimulate our human senses with realistic feedback that is truly immersive and that allows intuitive interactions. We believe desktop, video, shopping, entertainment, travel, education and training, fitness, and healthcare applications can be materially enhanced by Virtual, (VR) Augmented (AR) and Mixed reality (MR). Ubiquity aims to capitalize on the evolving use cases, the potential market disruption, and the challenge of moving from science fiction to widespread adoption.

Virtual, Augmented and Mixed reality is essentially an artificial, software-created environment presented to users in such an immersive way that it is accepted by the user as real. By stimulating the senses of sight and sound –and sometimes touch– we can interact with these environments in much the same way as we would the real world.

Immersion enhances everyday experiences, making them more realistic, engaging, and satisfying. VR, AR and MR provide the ultimate level of immersion, creating a sense of physical presence in real or imagined worlds. They bring a new paradigm for how we can interact with the world, offering unprecedented experiences and unlimited possibilities that will enhance our lives in many ways.

Our Products

Sprocket VR

Ubiquity’s Sprocket VR technology is an integrated system that enables an effective delivery of technology and services on a universal platform on which all applications can be created and shared. Essentially, it enables the “App Store” of virtual reality. Sprocket VR’s technologies and services range from augmented reality to virtual reality to holographic images and the deployment and editing of VR content across all devices.

Ubiquity is uniquely positioned to support superior immersive Virtual and Augmented reality experiences across all platforms, including head mounted devices (HMD’s). Ubiquity is committed to bringing seamless user experience to its customers through innovation. The Company’s business strategy leverages its unique patent portfolio to design and develop its own proprietary platforms, software applications, to establish new products and solutions with superior ease-of-use, seamless integration, and innovative design. The Company’s strategy also includes expanding its distribution network to effectively reach more customers and establish new business opportunities worldwide. The Company believes continual investment in research and development, marketing and advertising is critical to the development and sale of innovative products and technologies. The Company believes it has a sustainable competitive advantage in what we believe could be the biggest market opportunity anywhere for the next decade or more

As part of its strategy, the Company continues to expand its platform for the discovery and delivery of third-party digital content and applications. The Company also supports a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. The Company’s strategy also includes expanding its distribution network to effectively reach more customers and to serve as a gateway for new business opportunities worldwide.

Sponsor Me

Sponsor Me is a social, mobile content network, initially utilizing the backdrop of action sports. Sponsor Me plans to develop its own content, however will rely heavily on existing content sources. Focusing on high end brands, Sponsor Me plans to provide curated authentic programming and relevant content from a variety of sources such as cars, fashion, food, wine, travel, tech and other related areas of interest. Curators will offer their recommendations, commentaries, and observations all designed to drive merchandise sales. The company is currently developing a virtual experience in which to connect action sports and its primary viewership through one of its Sprocket channels and other patented technology.

On December 31, 2014, the Company entered into a Share Exchange Agreement with Sponsor Me, Inc., a Nevada corporation (“Sponsor Me”). Sponsor Me is a related party as Brenden Garrison was the CEO of Sponsor Me and is also the CFO of the Company. The Effective Date of the transaction was March 31, 2015 and resulted in the acquisition of Sponsor Me. Pursuant to the terms of the Share Exchange Agreement, Ubiquity acquired all of the outstanding capital stock of Sponsor Me from the Sponsor Me shareholders for an aggregate of 3,878,467 shares, or 3.59% of the Company’s common stock at that time, and Sponsor Me became a wholly-owned subsidiary of the Company.

In addition, in connection with the transaction, the Company forgave notes/accounts receivables due from Sponsor Me and SC Business, Inc., and members of SME management and SME consultants, who are also members of Ubiquity management, forgave approximately $3.2M in accrued salary and related expenses, Christopher Carmichael forgave $1,470,863, Connie Jordan forgave $1,198,565, and Brenden Garrison forgave $257,026 and the Company was relieved of paying payroll liabilities accrued in the amount of $313,136. On the closing date the management of SME relinquished all shares held as follows: Christopher Carmichael cancelled 19,800,000 in Sponsor Me, Inc. Connie Jordan cancelled 19,800,000 shares in Sponsor Me, Inc. and Brenden Garrison cancelled 25,000 shares in Sponsor Me, Inc., owning an aggregate 39,625,000 shares in Sponsor Me, Inc. and did not receive any additional shares in Ubiquity, Inc. or any other compensation in Ubiquity, Inc. as part of the Share Exchange Agreement. The Company recorded the acquisition of the remaining non-controlling interest as an equity transaction in accordance with Accounting Standards Codification (“ASC”) 810.

SC Business, Inc. (“SC”) is an entity owned by the Company’s CFO, Brenden Garrison. At times SC, in order to assist the Company in accessing its credit card lines (as provided by the Carmichael family – see “Loans Payable – Related Parties” below), periodically charged the Company’s credit cards and remitted the related funds, net of fees, back to Ubiquity or to SME.

Remittances to SME are intercompany transactions. Accordingly, such amounts are eliminated in the consolidation of SME.

Video Search (MOFF)

The Company’s Match Orientation Field Filter (“MOFF”) software platform specializes in detecting objects and logos that have few artifacts enabling it to perform at a higher degree of efficiency and accuracy than its competition in both live transmissions and video environments. The software utilizes a methodology of detecting geometry over intensity which provides an advantage to our solutions over other products currently in the market.

The Company’s object and logo detection software platform provides a semantic understanding by combining edge detection and object tracking to recognize objects and activity within a scene. This allows for the detection of logos, locations and consumer products which can then be linked to offers and advertisements. This process can be executed on existing film libraries and/or on new content assets and can be applied to feature films, television programs, and user generated content.

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

DIGITAL CONTENT

Ubiquity Studios-Connecting Mobile and Streaming Media

Designed from the ground up for Digital Cinema Production and with the digital lifestyle in mind, Ubiquity’s 29,250 square foot digital media production facility is based in the rapidly growing research center in Irvine, California. It is perfectly situated to service the booming film and television industry based in Los Angeles, as well as the expanding demands of Irvine’s technology center. The Company utilizes its studios to build content for its digital media, educational, enterprise, and government customers. Ubiquity Studios is a complete digital cinema solution and is ready for professional quality production of feature films, broadcast television properties and digital media in both standard and Virtual Reality formats.

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

Customers

The Company proposes to sell its products directly to consumers businesses, technology companies, digital media enterprise, education, and government customers. The Company believes providing direct contact with its customers is an effective way to demonstrate the advantages of its products over those of its competitors.

Competition

The Company is focused on expanding its market opportunities related to mobile communication, media devices, digital content, and both virtual and augmented reality. These industries are highly competitive and include several large, well-funded and experienced participants. The Company expects competition in these industries to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses.

The markets for the Company’s products and services are highly competitive and the Company is confronted by aggressive competition in all areas of its business. These markets are characterized by frequent product introductions and rapid technological advances. Competitors may include media and social aggregation products from startups and companies in existence today such as, Instagram, Facebook, VIVE, Vine Snap Chat, Pulse etc., as well as traditional program and grid-guide providers such as Samsung, WorldViz, IBM , Metta, and Curv Surf , and VR, AR and Augmented reality companies, etc. We may face competition from a number of large companies that have expertise in developing online commerce, content distribution, social networking, online readers, and mobile cross platform products and in facilitating online interaction such as Google, FaceBook, You Tube, Apple, Microsoft, Samsung, Yahoo, Snapchat, American Express and others. The Company expects competition in these industries to intensify significantly as competitors attempt to imitate some of the features of the Company’s products and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses.

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

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new technologies to enhance existing products and to expand the range of its product offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. Total research and development expense was $235,713 and $444,811 in 2015 and 2014, respectively.

Employees

As of December 31, 2015, the Company had 15 employees. The Company currently has 8 employees

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

Recent Developments

On November 10, 2015, the Company issued a Press Release announcing that the U.S. Patent and Trademark Office (USPTO) issued three key patents covering the Company’s technology for video compression and enhancement and wireless communications for the medical industry. The four patents are:

●	U.S. Patent No. 8,983,535 B2: covers Medical Scan Clip-on – a device that scans medical parameters and communications via a cell phone; the cell phone can communicate the parameters to remote locations and/or can analyze them.

●	U.S. Patent No. 9,106,925 B2: covers WEAV Video Compression System – a compression system using super compression.

●

U.S. Patent No. 8,929,434 B2: covers Video Enhancement Internet Media Experience in Converting High Definition Formats to Video Formats – an image or video from a cell phone is processed to expand the image in a way to display it on a high definition video screen.

●	U.S. Patent No. 9,648,114: covers the Social Media Timeline

Board Member and Management

On February 1, 2016, the Board of Directors (the “Board”) of Ubiquity, Inc. appointed Greg Jones, 62, as a new member of the Board. He has held key positions in the development of finance, technology and marketing companies in Asia, U.S., and Australia. Since 2013, Mr. Jones has served as Principal of Kee Capital Group, where he has assisted in raising finances for various infrastructure projects and developed markets in consumer products leasing for SME’s in Asia and developed a leasing organization for major items including aviation products, locomotives and rolling stock. Since 2012, Mr. Jones has also served as the Chairman of Strategic Marketing Services International Limited, located in Hong Kong, where he designed for brand development and marketing of various products for private companies and agencies. He has also currently serves as a Director of the Australian College of Arts International Pty Limited, Ausmusic Limited, and Wallace Wine Company.

June 10, 2016 - As a part of the corporate restructuring plan of Ubiquity, Inc, on June 10, 2016, Greg Jones relinquished his role as a board member of Ubiquity, Inc. and rescinded all contracts between himself and Ubiquity, Inc. Mr. Jones departure was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. The Company expressed appreciation for the services Mr. Jones performed as a Board Member.

On June 1, 2016, Webb Blessley resigned as a member of the B (the “Board”) of Ubiquity, Inc. Mr. Blessley’s resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. The Company accepted Mr. Blessley’s resignation and expressed appreciation for the services he performed as a director. Mr. Blessley also resigned from his duties as Secretary and Treasurer.

June 8, 2016 - As a part of the corporate restructuring plan of Ubiquity, Inc on June 8, 2016, Nick Mitsakos, who was presently Co-Chairman was appointed as Interim Chief Executive Officer and remained as Co-Chairman of the Company. Mr. Carmichael who has served the dual roles of CEO and Creative Architect will relinquish the role of CEO and will remain Co-Chairman and will continue to serve as Chief Creative Architect of the Company. Mr. Carmichael’s relinquishing of his role as CEO was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. The Company expressed appreciation for the services Mr. Carmichael performed as a Chief Executive Officer.

August 12, 2016 - Nicholas Mitsakos resigned as the Interim Chief Executive Officer and as the Co-Chairman and member of the Board of Directors of Ubiquity, Inc. effective August 12, 2016. Mr. Mitsakos’ resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. While serving on the board of directors and as CEO of the company, Mitsakos failed to advise the board of his SEC investigation into a company owned and solely controlled by Mitsakos known as Matrix Capital. Matrix Capital has never had any affiliation with Ubiquity, its Officers, Directors, or Shareholders whatsoever.

June 20, 2016 - As a part of the corporate restructuring and growth plan of Ubiquity, Inc on June 20, 2016, Jonathan Kalbfield signed his contract to become Ubiquity, Inc’s. Chief Technology Officer.

On April 20, 2017, the Board of Ubiquity, Inc. voted to appoint Robert B. Fernander to fill a vacancy on the Company’s Board. The Company entered into a Board of Directors Retention Agreement (the “Retention Agreement”) with Mr. Fernander, pursuant to which the Company agreed to grant 250,000 shares of the Company’s Common Stock for the first year of service under the Retention Agreement, and an additional 250,000 shares of the Company’s Common Stock for each year of service as a director thereafter.

Mr. Fernander has not been appointed to any committees of the Board at this time; however, the Company expects that he will be appointed to one or more Board committees in the future. There are no arrangements or understandings between Mr. Fernander and any other persons pursuant to which Mr. Fernander was appointed a director of the Company.

On August 15, 2016, the Board of Ubiquity, Inc. appointed Bola Ajere, 68, as a new member of the Board. Bola Ajere is the President & CEO and founder of the AMC Consulting Group, a management and technology consulting company based in Los Angeles, California, specializing in Information Technology, Corporate Governance, Risk Management and Regulatory Compliance Programs. He is also the CEO and founder of the Sierra Madre Group, an Intellectual Property Management and manufacturing company.

Potential/Actual Board Resignations

Bola Ajere has resigned from his respective position as an independent board member from the Ubiquity Inc. He will consider rejoining the board if Ubiquity Inc. is able to obtain a D & O insurance with a coverage of $5 million by the end of June 2017.

On May 25, 2017 Mr. Robert Fernander expressed his intentions to resign from the Board of Directors, should Ubiquity be unable to secure adequate levels of Directors and Officers Insurance on or before June 30, 2017.

Interim CEO Appointment

One June 20, 2017, at the request of the majority of the Company’s shareholders current chairman Christopher Carmichael has agreed to become the Company’s Interim Chief Executive Officer and will remain as Chairman of the Company. Mr. Carmichael who has previously served the dual roles of CEO and Creative Architect will retain the role of interim CEO, Chief Creative Architect, and Chairman until the shareholders meeting.

License Agreements

On May 5, 2016 (the “Effective Date”), Ubiquity, Inc. entered into a Non-Exclusive License Agreement (the “License Agreement”) with Dash Radio, Inc. (“Dash Radio”), a Delaware corporation. Pursuant to the terms of the License Agreement, the Company agreed to grant to Dash Radio worldwide non-exclusive license to use its patents and trademarks of the Sprocket technology. As consideration for the granting the non-exclusive license, Dash Radio shall pay royalties to the Company equal to (1) 5% of the gross sales of the Dash Radio App, (2) an entry fee equal to one hundred thousand dollars ($100,000). In addition, Dash Radio shall maintain a minimum sales volume of the licensed goods as described below. If Dash Radio fails to reach the minimum sales volume at any time, then a royalty on the difference between the minimum sales and the actual sales shall be due and payable 10 days after the close of the calendar year in which the sales took place. Dash Radio has failed to reach minimum sales requirements through June 12, 2017.

On April 24, 2017, the Company entered into an exclusive license agreement with ADGUILD Japan, L.T.D. until December 31, 2021 primarily licensing its Sprocket, Immersive, and Lifestyle Patents in a predetermined territory. The License has a non-refundable entry fee in the amount of $3,000,000.00 (THREE MILLION DOLLARS) to be paid out over the term of the agreement. The Company will also receive royalties of 5% of the gross sales of all licensing related revenue with minimum sales requirements each year as follows, $575,000 for 2017, $1,250,000 for 2018, $1,500,000 for 2019, $1,750,000 for 2020, and $2,250,000 for 2021.

Suspension of Trading

On March 20, 2017, the (“SEC”) announced the temporary suspension of trading in the securities of Ubiquity, Inc., (OTC Link: UBIQ), pursuant to Section 12(k) of the Securities Exchange Act of 1934 (“Exchange Act”). The trading suspension commenced at 9:30 a.m. EDT on March 20, 2017, and terminated at 11:59 p.m. EDT on March 31, 2017. The trading suspension may be extended by the SEC for a period of up to thirty (30) calendar days.

On April 7, 2017, the Company, which has been delinquent in its periodic filings following its report for the quarter ended September 30, 2015, filed its Answer to the OIP and advised the SEC and the Administrative Law Judge that it plans to become current by June 30, 2017. On April 11, 2017, the Administrative Law Judge vacated the April 17, 2017 hearing date and issued a scheduling order for the SEC’s intended motion for summary disposition, pursuant to 17 C.F.R. § 201.250(b). The SEC served the Company on June 15, 2017. The Company’s opposition to the SEC’s motion and the SEC’s reply will be due on July 3, 2017, and July 10, 2017, respectively.

The SEC stated the following in its release (Release No. 80275)

The Commission temporarily suspended trading in the securities of Ubiquity due to a lack of current and accurate information about the Company because Ubiquity is delinquent in its requisite periodic filings with the Commission pursuant to Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. This order was entered pursuant to Section 12(k) of the Exchange Act.

Periodic Reports that Have Not Been Filed

Ubiquity has not filed its Annual Report on Form 10K as of, and for the annual period ending December 31, 2016, or any of the quarterly reports on Form 10Q required under the Exchange Act for fiscal 2016.

The Company was previously not able to obtain the requisite financial information from a non-U.S entity that the Company consolidated in order to prepare its 2015 financial statements and other disclosures that are required to be included in these Exchange Act reports. As a result of this significant issue, the Company could not have confidence that such disclosures would be true and correct in all material respects, despite the Company’s diligent efforts to obtain such information from its non-U.S. entity.

Administrative Hearing that May Result in Revocation of Registration Under the Exchange Act

Additionally, on March 20, 2017, Ubiquity was named as a respondent in an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Exchange Act, File No. 3-17884 (the “Order”). The SEC stated in the Order,

In view of the allegations made by the Division of Enforcement, the Commission deems it necessary and appropriate for the protection of investors that public administrative proceedings be instituted to determine [among other things]: … B. Whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months, or revoke the registration, of each class of securities registered pursuant to Section 12 of the Exchange Act of the Respondent, and any successor under Exchange Act Rules 12b-2 or 12g-3, regardless of corporate name.

A related Administrative Procedures Ruling was issued on March 21 and provides that the administrative hearing will be held on April 17, 2017. A pre-hearing conference will be scheduled as required under this Administrative Procedures Ruling.

If Ubiquity’s registration under Section 12(j) of the Exchange Act is revoked, then Ubiquity’s periodic reporting obligations under the Exchange Act will terminate and the trading of Ubiquity’s securities will cease unless Ubiquity is able to otherwise register its securities.

On April 7, 2017, the Company, which has been delinquent in its periodic filings following its report for the quarter ended September 30, 2015, filed its Answer to the OIP and advised the SEC and the Administrative Law Judge that it plans to become current by June 30, 2017. On April 11, 2017, the Administrative Law Judge vacated the April 17, 2017 hearing date and issued a scheduling order for the SEC’s intended motion for summary disposition, pursuant to 17 C.F.R. § 201.250(b). The SEC must file its motion by June 15, 2017. The Company’s opposition to the SEC’s motion and the SEC’s reply will be due on July 3, 2017, and July 10, 2017, respectively.

Appointment of New Transfer Agent

In March 2017, the Company terminated V Stock Transfer Company as its transfer agent and appointed Transfer Online as its transfer agent. Transfer Online provides free online access for stockholders to retrieve account information, share balance and history of transactions. Stockholders may contact Transfer Online at info@transferonline.com or by calling the Transfer Online help center at 503.227.2950, and asking for the Company’s dedicated account executive, Carolyn Hall.

The Restructuring Plan

In addition, the Company is currently indebted in the amount of approximately $3.1 million to certain hedge funds and other investors holding convertible debt securities and warrants of the Company. Substantially all of these obligations are currently in default, either by reason of non-payment or alleged breaches of covenants contained in the various investment agreements.

Since 2015, the Company has been named as a defendant in 16 lawsuits filed by various third parties, primarily consisting of holders of its debt securities, alleging damages in excess of $3.0 million. In addition, due in part to its prior lack of funds to defend certain all claims, in some cases, default judgments aggregating approximately $8.0 million were entered against the Company. The Company has recently retained or is in the process of retaining litigation counsel for all such matters to the extent they are not resolved in the near future. Litigation counsel is in the process of evaluating the Company’s positions in such matters, including the possibility of seeking to vacate the default judgments.

Although the Company believes that under its proposed Restructuring Plan set forth below (the “Restructuring Plan”), most, if not all, of the litigation relating to investors who provided debt or equity financing to the Company can be settled on commercially reasonable terms, there can be no assurance that the Company will be able to settle any of such claims or vacate any default judgments.

As indicated in our March 24, 2017 Form 8-K, Ubiquity was unable to file its Annual Reports on Form 10-K as of, and for the annual periods ended December 31, 2015 and December 31, 2016 or the quarterly reports on Form 10-Q required under the Exchange Act during 2016, for several reasons including its inability to obtain requisite financial information from a Non-U.S. entity. We recently were able to obtain such financial information and have commenced all procedures necessary to enable us to prepare such financial statements, including our unaudited consolidated financial statements for the three months ended March 31, 2017, and enable our auditors to audit our consolidated financial statements for the fiscal year ended December 31, 2016 and review such unaudited interim consolidated financial statements.

The Company intends to undertake a Restructuring Plan described in order to (a) ultimately achieve compliance with its reporting obligation under the Exchange Act, (b) settle all, if not substantially all, of its outstanding litigation, and (c) implement its business plan to commercialize its patent portfolio and provide software as a service (SaaS) , mobility as a service (MaaS), virtual and augmented reality products and services.

Our Restructuring Plan consists of the following actions to be taken by the Company:

Compliance with Exchange Act Reporting Requirements.

The Company is currently working with its securities counsel and its independent auditors, to complete and file with the SEC on or before June 30, 2017 or as soon thereafter as is reasonably practicable, its past due periodic SEC required filings.

In the event that the Company’s registration under Section 12 of the Exchange Act is revoked, or if the Company ultimately elects to voluntarily delist its securities under the Exchange Act, the Company will nevertheless undertake to complete its audited and unaudited financial statements for the past due fiscal years and interim periods. The Company will then seek to relist its securities under Section 12 of the Exchange Act, by filing a registration statement under either the Securities Act of 1933, as amended, or the Exchange Act.

However, if the Company’s registration under Section 12 of the Exchange Act is revoked, or if the Company ultimately elects to voluntarily delist its securities under the Exchange Act, even if we comply with our commitments set forth above and in our Restructuring Plan, there can be no assurance that the Company’s will ever be able to relist its securities for trading under Section 12 of the Exchange Act.

Equity Financing

Under our proposed Restructuring Plan, the Company will undertake to obtain commitments from strategic investors for a private placement equity financing of between $5.0 million and $10.0 million. In such connection, the management of the Company has sent proposed subscription documents to prospective investors, under which such investors would subscribe to purchase Common Stock at $0.25 per share (subject to certain “make-whole” share adjustments provided therein). All funds provided with subscriptions would be placed into a special escrow account acceptable to such investors, and shall be released to the Company only upon consummation of the Restructuring Plan described herein, including the filing of all SEC Reports and (if applicable) relisting of the Company’s securities under Section 12 of the Exchange Act. In addition, such subscription agreement provides that each subscribing investor will have the option, exercisable within ten days of receipt of either (a) the Company’s 2016 Form 10-K Annual Report and the Form 10-Q Quarterly Report for the three months ended March 31, 2017, or (b) a registration statement covering Company securities declared effective by the SEC, to rescind his or its investment in the Company’s securities.

There can be no assurance that the Company will be able to obtain subscriptions for the contemplated minimum $5,000,000 of equity financing on the above contemplated terms, if at all.

Settlements with Creditors.

Subject to establishment of an escrow account with a minimum of $5,000,000, the Company will then seek to negotiate settlements with its creditors which would include payment or restructuring of the terms of convertible notes currently in default. There can be no assurance that the Company will be able to effect such settlements on terms acceptable to the Company, if at all.

Stockholders Meeting.

At such time as the Company has completed its audited consolidated financial statements for the fiscal years ended December 31, 2015 and December 31, 2016 and its unaudited interim financial statements, the Company will call a stockholders meeting to (a) elect board of directors, which will include, in addition to the current board members, three independent directors; and (b) ratify prior transactions, including the Restructuring Plan. In any event, whether or not the Restructuring Plan has been accomplished, the Company will nonetheless hold its annual stockholders meeting on or about September 5, 2017, or as soon thereafter as is practicable.

There can be no assurance that all or any material portion of the Company’s proposed Restructuring Plan will be accomplished on or about June 30, 2017, if at all. The failure to achieve all or substantially all of the provisions of such Restructuring Plan would have a material and adverse effect on the Company and put its ability to continue its business operations into substantial doubt; as a result of which, current investors in the Company could lose their entire investment

Other Arrangements

Ubiquity entered into a Mandate agreement with Strategic Capital Management, Ltd., (“SCM”) on February 3, 2016 (the “SCM Agreement”).  The SCM Agreement provided, in part, for the following:

●        SCM agreed to acquire certain Convertible Notes in the approximate outstanding balance of $3.5 Million and the notes were to be retired without conversion.

●        Manage the commercialization of the Company’s Sprocket products and technology through Sprocket HK Limited and iWebGate dba Netlinkz (ASX:NET) and establish new royalty agreements in order that any revenue generated through the commercialization can be provided to Ubiquity under a royalty percentage.

●        Among other things SCM was to provide capital raising, debt restructuring, and specific corporate advisory services leading to the commercialization of the Company’s products and services offerings.

In connection with the SCM Agreement, SCM entered in to agreements to purchase convertible promissory notes issued to Ubiquity, Inc. from Vista Capital, First Fire Global ,Blue Citi, JDF Capital and Call and Jensen. In connection with these purchases, SCM made small payments against the notes. These purchase agreements did not release the Company from its obligations under the notes, and the assignments of such notes to SCM was not effective until full payment of the note by SCM.  Unfortunately, SCM did not complete its purchase of such promissory notes, defaulting on their agreements, and as a result Ubiquity was sued by certain noteholders for performance of its obligations to certain convertible note holders. Vista Capital and Firstfire Global sued the Company for the balance of the note for non-payment (see legal section).

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. The risk factors outlined in this report may not contain all risk factors associated with this investment and therefor you should carefully research any risks associated with this investment. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline and you may lose all or part of your investment. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Risks Related to our Business

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.

We have a history of operating losses and may not achieve or sustain profitability. We cannot guarantee that we will become profitable. Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may be unable to sustain or increase profitability and our failure to do so would adversely affect the Company’s business, including our ability to raise additional funds.

We face intense competition. If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could be adversely affected.

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs, and frequent introductions of new products and services. We have many competitors and the barriers to entry in this industry are relatively low, therefore, it is easy for other companies to enter this industry. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can.

Our competitors are constantly developing innovations in web search, mobile and online advertising, and web-based and mobile-application-based products and services. As a result, we must continue to invest significant resources in research and development, including through acquisitions, in order to enhance our video management technology and our existing products and services, and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitor’s products and services.

Our business depends substantially on the continuing efforts of our senior management and other key personnel, and our business may be severely disrupted if we lost their services.

Our future success heavily depends on the continued service of our senior management and other key employees. If one or more of our senior executives are unable or unwilling to continue to work for us in their present positions, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating the replacements into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how, and key employees and sales people within the network marketing system.

Our senior management’s limited experience managing a publicly traded company may divert management’s attention from operations and harm our business.

Our senior management team has limited experience managing a publicly traded company and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

The Company’s Management will have broad discretion to change the Company’s business plan.

In order to respond to market changes, the Company’s management may from time to time make changes to the business of the Company without notice to or prior approval from the shareholders. There are certain risks associated with such changes. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company’s business, results of operations and financial condition.

We may be unable to attract and retain qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. As we become a more mature company in the future, we may find recruiting and retention efforts more challenging. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industries could harm our business.

Our products may infringe the intellectual property rights of third parties, and third parties may infringe our proprietary rights, either of which may result in lawsuits, distraction of management and the impairment of our business.

As the number of patents, copyrights, trademarks and other intellectual property rights in our industry increases, products based on our technology may increasingly become the subject of infringement claims. Third parties could assert infringement claims against us in the future. Infringement claims with or without merit could be time consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, might not be available on terms acceptable to us, or at all. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation to determine the validity of any claims, whether or not the litigation is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel from productive tasks. If there is an adverse ruling against us in any litigation, we may be required to pay substantial damages, discontinue the use and sale of infringing products, and expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. Our failure to develop or license a substitute technology could prevent us from selling our products.

We will incur increased costs as a result of being a public company.

We will incur additional expenses associated with our SEC reporting requirements. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our accountants identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. We also expect that it will be difficult and expensive to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on the Company’s board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in corporate governance and reporting requirements. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and administrative fees significantly. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

We expect our results to fluctuate significantly.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include Application and Content development costs, demand for Web-based and mobile advertising, acceptance of the Web and Mobile Applications as an advertising medium, lack of promotion in platform App Stores, the adoption of our Web and Mobile applications, the advertising budgeting cycles of advertisers, the amount and timing of capital expenditures, costs associated with our intellectual property and other costs relating to the expansion of our operations, the introduction of our new or enhanced services or our competitors, the timing and number of new hires, sub contracted services, professional services, rate changes for Web and Mobile advertising as a result of competition or otherwise, the loss of key advertising contracts or relationships, changes in our pricing policy or those of our competitors, the composition of our advertisements sold, engineering or development fees that may be paid in connection with adding new website development and publishing tools, software application development costs, content not attractive potential licensees and distribution partners, IP not attractive to potential licenses or partners, technical difficulties with our software offerings, incurrence of costs relating to future acquisitions, general economic conditions, and economic conditions specific to the Internet and Wireless Industries or all or a portion of the technology sector.

As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. In order to accelerate the promotion of our brand, we intend to significantly increase our advertising, promotion and marketing budget. A substantial increase in advertising, promotion and marketing expenditures may have a negative impact on our results of operations. Additionally, we cannot make any assurance that our advertising, promotion and marketing expenditures will have a positive impact on the Company at some point in the future.

We have limited commercialization of our intellectual property, and have not acquired subscribers, customers nor have limited use by our licensees.

To date, we have had limited sales of products or services, and have limited licensing arrangements. We have not established a marketing force to promote any products, services or IP. Our primary communication and sales channels are expected to be through licensees, on-line efforts, app stores and traditional media. If we are unable to effectively communicate, drive user and licensee’s interest and sell subscribers, our operating results may suffer.

The profitability of our business model is unproven.

Our business model depends upon our ability to leverage the implementation of our products, along with relevant intellectual property to generate multiple revenue streams. The potential profitability of this business model is unproven, and, to be successful, we must, among other things, develop and market solutions that achieve broad market acceptance by its targeted users, appropriate licensees, and enterprise applications. This model has been under construction for a limited period of time and, as a result, is unproven. Moreover, there can be no assurance that our implementation of the products, the supporting software applications, IP and content, or our services and brand will achieve broad market acceptance. Accordingly, no assurance can be given that our business model will be successful or that we can sustain revenue growth or generate significant profits.

Ubiquity may not be able to profit from the transition to emerging Virtual Reality (“VR”), Augmented Reality (“AR”) or Mixed Reality (“MR”) technology marketplace.

Our business model depends upon our ability to leverage the implementation of our products, along with relevant intellectual property the evolving VR, AR, and MR technology marketplace to generate multiple revenue streams. The potential profitability of this business model is unproven, and, to be successful, we must, among other things, develop and market solutions that achieve broad market acceptance by its targeted users, appropriate licensees, and enterprise applications. This model has been under construction for a limited period of time and, as a result, is unproven. Moreover, there can be no assurance that our implementation of the products, the supporting software applications, IP and content, or our services and brand will achieve broad market acceptance. Accordingly, no assurance can be given that our business model will be successful or that we can sustain revenue growth or generate significant profits.

Ubiquity may be unable to enter into or sustain business and strategic alliances.

We intend to partner with other companies to extend its ability to reach its target market, to reduce its costs, to shorten product lifecycles, access desirable content and generate significant revenues. If we are unable to forge or maintain those alliances, our costs could increase, products might experience delays getting to market, certain content might not be available for distribution to our consumers and subscribers and projected revenues could suffer. Additionally, the failure to reach agreements with potential partners and licensees could reduce the number of potential customers who are aware of, or motivated to consume our products services and content. These relationships may require us to spend significant financial, personnel and administrative resources from time to time. Furthermore, our technologies and content may compete with the technology and content of our partners. This competition may adversely affect Ubiquity’s relationships with its partners and licensees, which could adversely affect Ubiquity’s business and revenue.

A portion of Ubiquity’s business model relies on its ability to generate significant cross platform application revenues and premium service sales, of which there can be no assurance.

We expect to derive revenues from our software cross platform products (“cross platform products”) from the sale of premium services, including sales of enterprise solutions, VR, AR, and MR software applications, and hardware solutions and on the internet, mobile devices, app store and IPTV platforms. Our cross platform software application strategy is to continue to emphasize premium services as a method of generating revenues. Our current business model related to cross platform software applications is therefore highly dependent on, the adoption of our cross platform software products. Our ability to generate significant revenues will also depend on, among other things, our ability to attract customers for our cross platform products and services. There can be no assurance that the market will continue to be sustainable, and should it decline, our business, results of operations and financial condition may be materially and adversely affected. .

Our software applications and intellectual property are under continuous development, and remain subject to development delays, system failures, capacity constraints and technological risks.

Our software applications and intellectual property are under continuous development, with most of the related networking infrastructure hosted in the cloud. The scalability and performance of our cloud-based offerings will be critical to our business and reputation and its ability to attract and sustain customers, users and commerce partners to our application and IP portfolio. Any system failure in the cloud, for any reason, that causes an interruption in service or a decrease in responsiveness of our applications and IP could result in bad press, user complaints and subscriber churn and, and loss of licensees if sustained or repeated, could impair our reputation and the attractiveness of our brand name. While we intend to partner with a cloud-based computing organization that maintains multiple, redundant systems for all critical operational areas, there can be no assurance that such systems will be successful one hundred percent of the time.

We back up critical media by rotating into off site archives to ensure data integrity should catastrophic events occur on site. We cannot, however, guarantee that access to the cloud will be uninterrupted, error-free or completely secure. Any failure of selected cloud computing partner’s server and networking systems to handle current or increased volumes of traffic could have a material adverse effect on our business, results of operations and financial condition.

Additionally, an increase in the use of our applications could strain the capacity of selected providers systems, which could lead to slower response time or system failures. Subsequent slowdowns or system failures could adversely affect the speed and responsiveness of our offerings and could diminish the experience for our customers and subscribers which would reduce the traffic coveted by advertisers and commerce partners, and, thus, could reduce our revenues.

The successful delivery of our services is also dependent in substantial part upon the ability of the selected cloud computing infrastructure provider to protect our servers and network infrastructure against damage from human error, hackers, viruses, terrorism, fire, flood, power loss, telecommunications failure, and sabotage, intentional acts of vandalism, earthquake, network outages, and similar events. In addition, our selected cloud-based computing partner has primary servers and network infrastructure that are located in Southern California, an area susceptible to earthquakes and power outages, which also could cause system outages or failures if one should occur. Despite precautions taken by and planned to be taken by us, including the mirroring of backup servers outside of California, the occurrence of natural disasters or other unanticipated problems at their respective facilities could result in interruption in our planned services. The replication of servers at a location outside California will impose a financial burden that could have an adverse effect on our financial condition. Despite the planned implementation of network security measures, partner servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering. The occurrence of any of the events described in this section could result in interruptions, delays or cessation in service, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our reputation and brand could be materially and adversely affected by any such events.

Our success depends on the quality of our software applications, the strength of our patents and the attractiveness of our content to the targeted demographic, which remains untested and unproven.

Although we have entered into agreements with licensees for enterprise and software applications, and associated content, no content or services have been deployed on a wide scale yet. As such, any content or services that are under development are untested and unproven. As part of our suite of applications, we expect to rely on freely available data APIs to augment software that is currently under development. We plan to blend our intuitive user interface with VR, AR and MR and professionally produced content, along with user-derived content in our targeted content offerings. Internet delivery of software applications, VR, AR, and MR products, and traditional broadcast programming has gained widespread acceptance, however is subject to changing consumer preferences. Although current widespread growth of user derived programming accessed via the Internet, mobile and television users, there can be no assurance that this trend will continue in the VR, AR, MR, market place. Our patent portfolio is made up of a series of wide ranging claims across multiple technology and business segments, which have been presented to a limited number of potential partners or licensees. Our failure to secure widespread acceptance and usage of the our applications, to secure favorable license arrangements for our IP with potential licensees, to secure widespread acceptance and repeat viewership of our developed programming would have a material adverse effect on our business, results of operations, financial condition and prospects.

Ubiquity’s business is subject to governmental regulation, and there are legal uncertainties associated with the conduct of the business.

The United States Congress has passed legislation that regulates certain aspects of the Internet, including online content, copyright infringement, user privacy, taxation, access charges and liability for third-party activities. The European Union also has enacted several directives relating to the Internet, including directives that address the use of personal data, e commerce activities, security, commercial piracy, consumer protection and taxation of e commerce transactions. Governmental authorities in the United States and abroad are considering, and may consider in the future, other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation are uncertain but may include intellectual property ownership, libel, privacy protection, consumer protection, including deceptive advertising, pricing, quality of products and services. We cannot predict how courts will interpret existing and new laws, or how new laws or the application of existing laws will affect our business. In addition, our business may be indirectly affected by legislation that affects the ability of our customers to engage in e-commerce activities. Increased regulation of the Internet may decrease the growth in the use of the Internet, which could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business, results of operations and financial condition.

We are qualified to do business in Nevada and California, failure by us to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, results of operations and financial condition.

We may face potential liability for certain third party content integrated into our applications and content.

Because materials may be created by subscribers and other users of our applications and content subsequently distributed to others, there is a potential that claims may be made against us for defamation, negligence, copyright or trademark infringement (including, without limitation, in connection with music, movies, educational materials and the like), personal injury or other theories based on the nature, content, publication and distribution of such materials. We may also be exposed to liability with respect to the offering of third-party content that may be accessible through our applications. Such claims might include, among others, that by directly or indirectly promoting and making available content of third parties, we are liable for copyright or trademark infringement or other wrongful actions by such third parties through such websites. It is also possible that if any third-party content information provided on our applications contains errors, third parties could make claims against us for losses incurred in reliance on such information.

Because we will have programming partially derived by users, the potential exists that individuals may attempt to re-enact the stunts or acts depicted within the app content, website or the broadcasts. Additionally, such user derived content may contain works that are not their own and are actually the copy written property of others. Such claims may be brought and successfully pressed against us for the unauthorized use of such works. We believe we have taken sufficient precautions to protect our company against such third party claims. However, any imposition of liability may have a material adverse effect on our business and financial condition. In addition, the increased attention focused upon liability issues because of these types of lawsuits could affect the overall growth of our company.

Any imposition of liability could have a material adverse effect on our business, results of operations and financial condition.

We have issued patents and patent applications that are pending, and may not be issued.

We have patent applications currently pending, and there can be no assurance that the underling patents sought by us will be issued, and, even if they are issued, that the issuance will be sufficiently timely for us to obtain and secure competitive advantage in the Web based multi-media services industry including cross platform products. As a result, the pending patent applications may not provide competitive advantage.

Additionally the company has licensed certain technology and there can be no assurance that the underling patents held by others will not be subject to third party claims. Such claims may be brought and successfully pressed against us for the unauthorized use of such works. We believe we have taken sufficient precautions to protect our company against such third party claims. However, any imposition of liability may have a material adverse effect on our business and financial condition.

Our inability to protect our intellectual property could reduce the value of our products, services and brand.

Our patent applications, trademarks, trade secrets, copyrights and all of our other intellectual property rights are important assets. Effective intellectual property protection may not be available in every country in which our products and services are made available. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property could harm our business and/or our ability to compete. Also, protecting our intellectual property is costly and time consuming. Unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Ubiquity’s patent portfolio is subject to governmental regulation, and there are legal uncertainties associated with the conduct of the business.

The United States Patent and Trademark legislation that regulates Patent Trademark copyright laws are subject to change. Governmental authorities in the United States and abroad are considering, and may consider in the future, other legislative and regulatory proposals that would affect changes in the laws regarding intellectual property ownership which may have an adverse effect on Ubiquity’s ability to retain or obtain patents and trademarks or adequately protect the Ubiquity IP now or in the future. We cannot predict how courts will interpret existing and new laws, or how new laws or the application of existing laws will affect our business, and our portfolio of patents, which could decrease the demand for our products and services, increase our cost of doing business or otherwise harm our business, results of operations and financial condition.

Risks Relating to Virtual and Augmented Reality

We operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.

Virtual and augmented and mixed reality, through which we expect to derive a substantial percentage of our revenue, is a new and rapidly evolving technology. The growth of the virtual and augmented and mixed reality industry and the level of demand and market acceptance of our software are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the virtual and augmented reality industry, many of which are beyond our control, including but not limited to:

● continued worldwide growth in the adoption and use of virtual and augmented reality products, Google and other social networks;

● changes in consumer demographics and public tastes and preferences;

● the worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth; and

● general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for virtual and augmented reality development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential consumers. A decline in the popularity of virtual and augmented reality in general, or our software in particular, would harm our business and prospects.

We may not be able to secure advantageous licensing agreements.

Our business plan assumes others will find its intellectual property compelling and we will be able to secure licensing arrangements. If potential partners choose to utilize older technology, fail to find our technology, applications and patent portfolio compelling or find alternative technologies and techniques to circumvent our patents, or if we are unable to defeat infringers, our financial results may be materially and adversely affected.

If demand for our products does not develop as expected our projected revenues and profits will be affected.

Our future profits are influenced by many factors, including economics, technology advancements, and world events and changing consumer preferences. We believe that the markets in our product segment will continue to grow, that we will successful in marketing our products in these markets. If our expectations as to the size of these markets and our ability to sell our products and services in this market are not correct, our revenue may not materialize and our business will be adversely affected.

We may be unable to manage our growth effectively.

We expect our business and operations to expand and we anticipate that further expansion of our organization and operations will be required to achieve our expectations for future growth. In addition, in order to manage our expanding operations, we will also need to improve our management, operational and financial controls and our reporting systems and procedures, equipment and infrastructure. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management and other personnel and our operational and financial systems and controls equipment and infrastructure in response to growth in our business, we could experience operating inefficiencies that could impair our operations and could increase our costs. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.

We plan to expand our business, in part, through future acquisitions.

We plan to use acquisitions of companies or assets to expand our capabilities, expand our geographic markets, add experienced management and increase revenues and product offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable favorable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

Any future acquisitions could disrupt business.

We plan to use acquisitions of companies or assets to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase revenue, product and service offerings. Yet, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:

● the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;

● we may find that the acquired company or assets do not improve our customer offerings or market position as planned;

● we may have difficulty integrating the operations and personnel of the acquired company;

● key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

● we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

● we may assume or be held liable for risks and liabilities as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;

● we may incur one-time write-offs or restructuring charges in connection with the acquisition;

● we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

● we may not be able to realize the cost savings or other financial benefits we anticipated.

These factors could have a material adverse effect on our business, financial condition and operating results.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions would be accompanied by risks such as:

● difficulties in assimilating the operations and personnel of acquired companies;

● diversion of our management’s attention from ongoing business concerns;

● our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products;

● additional expense associated with amortization of acquired assets;

● charges at the time of acquisitions related to the expensing of process research and development;

● the exposure to additional debt to fund an acquisition;

● dilution to existing shareholders should the Company raise additional equity;

● maintenance of uniform standards, controls, procedures and policies; and

● impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so would have a material adverse effect on our business, financial condition and operational results.

International operations could expose business to additional risks.

We expect to generate a portion of sales outside the United States in the future. International expansion and sales is one of our growth strategies, and we expect our revenue and operations outside of North America will expand in the future. These operations will be subject to a variety of risks that we do not face in the United States including:

● increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

● additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;

● imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;

● increased exposure to foreign currency exchange rate risk;

● longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;

● difficulties in repatriating overseas earnings;

● difficulties associated with our control over foreign distributers, licensees, or personnel;

● general economic conditions in the countries in which we operate; and

● political unrest, war, incidents of terrorism or responses to such events.

Our overall success in international markets will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could have a material adverse effect on our company, harm our international operations, reduce our international sales and increase our costs, thus adversely affecting our business, financial condition and operating results.

We rely on outside consultants, employees, manufacturers and suppliers.

We will rely on the experience of outside consultants and employees. In the event that one or more of these consultants or employees terminates employment with the Company, or becomes unsuitable or unavailable, suitable replacements will need to be obtained and there is no assurance that such employees or consultants could be obtained under conditions favorable to us.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our customer base will be impaired and our business and operating results will be harmed.

We believe that the development of our brand identity will be critical to the success of our business. Maintaining and enhancing our brand may require us to make substantial investments, and these investments may not be successful. If we fail to establish and promote the brand, or if it incurs excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected.

Inability to acquire adequate levels of Insurance and contractual protections may not always cover company losses.

Although we possess insurance, warranties from suppliers, licensees vendors, consultants, and subcontractors and attempt, where feasible, to pass risks we cannot control to suppliers, licensees vendors, consultants and subcontractors, the proceeds of such insurance, warranties, performance guarantees may not be adequate to recover losses increased expenses or liquidated damages payments that may be required in the future. There can be no assurance that we will be able to qualify or maintain adequate levels of insurance now or in the future. Any losses that cannot be recovered may have an adverse effect on the company and its continued operations.

Our business depends on the availability of adequate Cloud, Mobil, Web and Wireless infrastructure for our continued operations.

The success of the our software applications will depend in part upon the continued development of a Cloud, Web, Mobile, Wireless and IPTV infrastructure, such as a reliable network backbone with the appropriate, redundant hardware infrastructure and storage, necessary speed, data capacity and security, content management systems, and high-speed bandwidth for providing reliable Web access and cross platform services. There can be no assurance that we will not be required to incur substantial expenditures in order to adapt our services to changing Cloud, Web Mobile, and Wireless technologies, which could have a material adverse effect on our business, results of operations and financial condition.

We depend on third parties for the research and development of products.

The products we market are subject to rapid technological change and evolving industry standards. The future revenue growth of our business depends in large part on the development, market acceptance and performance of any new products we introduce in the marketplace. We do not have an internal research and development department. Instead, we rely on third parties for the research and development of new and enhanced products.

Although we depend on various third parties for the introduction and acceptance of new products, we do not have long-term relationships with any of them. There can be no assurance that we will maintain existing relationships or forge new relationships, that we will continue to have access to significant proprietary products, processes and technologies, or that we will continue to have access to new competitive products, processes and technologies that may be required to introduce new products. If we are not successful in maintaining and developing new relationships or obtaining rights to market products with competitive technologies, we will become less competitive and as a result could have a material adverse effect on our company and its operations and potential revenues will suffer.

No Assurance of Revenues.

There can be no assurance that our proposed operations will result in sufficient revenues or any revenues at all to enable us to operate at profitable levels or to generate positive cash flow. As a result of the Company’s limited operating history and the nature of the markets in which it competes, the Company may not be able to accurately predict its revenues. Any failure by the Company to accurately make such predictions would have a material adverse effect on the Company’s business, results of operations and financial condition. The Company expects operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company’s control. Factors that may adversely affect the Company’s operating results include, among others, demand for the products of the Company, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures, legal and accounting costs and other costs relating to the expansion of the Company’s operations, the introduction of new or enhanced products and services by the Company or its competitors, the timing and number of new hires, the mix of products, increases in the cost of product development , technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, world events and market acceptance of the company’s products. As a strategic response to changes in the competitive environment, the Company may from time to time make certain changes to pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company’s business, results of operations and financial condition. Any seasonality is likely to cause quarterly fluctuations in the Company’s operating results, and there can be no assurance that such patterns will not have a material adverse effect on the Company’s business, results of operations and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

If we are unable to successfully recruit and retain qualified contractors, consultants, personnel, and management we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting and retaining qualified personnel having experience in the our industry. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified contractors, consultants, personnel or management on acceptable terms. If we are unable to find, attract and retain qualified contractors, consultants, personnel or management with technical expertise, our business operations could suffer.

A significant product defect could materially and adversely affect our brand image, causing a decline in our sales and profitability, and could reduce or deplete our financial resources.

A significant product defect could materially harm our brand image and could force us to conduct a product recall. This could damage our relationships with our customers and reduce end-user loyalty. A product recall would be particularly harmful to us because we have limited financial and administrative resources to effectively manage a product recall and it would detract management’s attention from implementing our core business strategies. As a result, a significant product defect or product recall could cause a decline in our sales and profitability, and could reduce or deplete our financial resources.

Future growth could strain our resources, and if we are unable to manage our growth, we may not be able to successfully implement our business plan.

We hope to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This will require that we hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

Employee, Consultant or Contractor theft of intellectual property, trade secrets, breach of confidentiality agreements could adversely affect our product development and future revenues.

The company depends on secrecy to protect intellectual property, methodology or research that is not yet ready for commercial development. Should the company experience theft by an employee, consultant or contractor, or should an employee, contractor, or consultant violate the confidentiality agreement or misappropriate its trade secrets, intellectual property or proprietary information materials, it could have a material adverse effect on the company its operations and potential revenue.

Cloud, Web, Mobile and Wireless networks could fail or operate with limited capabilities.

We will rely on existing and newer generations of Cloud, Web, Mobile and Wireless networks to transmit data and video to multiple devices. If those systems are interrupted or fail entirely, or experience periodic outages it could jeopardize our service and reputation.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the Securities and Exchange Commission current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

The company may not be able to raise sufficient capital to continue as a going concern.

We have not generated any profit from operations since our inception. We expect our operating expenses will increase over the next 12 months to continue our development activities. Based on our average monthly expenses and current burn rate, we estimate we will need to raise an additional $10,000,000 to $15,000,000 over the next 24 months. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. We expect to raise money through equity financing via the sale of our common stock. Should we be unable to raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. Failure to raise additional capital required to run our operations could have a material adverse effect on the company’s business and its continued operation.

Risks Relating to Our Common Stock

Suspension of trading of the Company’s securities.

On March 20, 2017, the (“SEC”) announced the temporary suspension of trading in the securities of Ubiquity, Inc., (OTC Link: UBIQ), pursuant to Section 12(k) of the Securities Exchange Act of 1934 (“Exchange Act”). The trading suspension commenced at 9:30 a.m. EDT on March 20, 2017, and terminates at 11:59 p.m. EDT on March 31, 2017. The trading suspension may be extended by the SEC for a period of up to thirty (30) calendar days.

The SEC stated the following in its release (Release No. 80275)

The Commission temporarily suspended trading in the securities of Ubiquity due to a lack of current and accurate information about the company because Ubiquity is delinquent in its requisite periodic filings with the Commission pursuant to Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. This order was entered pursuant to Section 12(k) of the Exchange Act.

Periodic Reports that Have Not Been Filed

Ubiquity has not filed its Annual Report on Form 10K as of, and for the annual periods ending December 31, 2015 and December 31, 2016, respectively; or any of the quarterly reports on Form 10Q required under the Exchange Act for 2016. The Company has not been able to obtain the requisite financial information from a non-U.S entity that the Company consolidated in order to prepare financial statements and other disclosures that are required to be included in these Exchange Act reports. As a result of this significant issue, the Company could not have confidence that such disclosures would be true and correct in all material respects, despite the Company’s diligent efforts to obtain such information from its non-U.S. entity.

We are currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as practicable.

The suspension of trading eliminated our market makers, resulted in our trading on the grey sheets, resulted in legal proceedings and restricted our access to capital. This action had a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain additional financing when it is needed, we will need to restructure our operations, and divest all or a portion of our business.

Trading in our stock is limited by the lack of market makers and the SEC’s penny stock regulations.

On March 20, 2017 as a result of the SEC suspension in the trading of our securities, we lost all market makers and traded on the grey market of OTCBB. Until we comply with FINRA Rule 15c2-11, we will trade on the grey market, which has limited quotations and marketability of securities. Holders of our common stock may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock has therefore declined.

We are currently taking the appropriate steps to uplist to the OTCQB Exchange and resume priced quotations with market makers as soon as it is able.

Our stock is categorized as a penny stock The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than US$ 5.00 per share or an exercise price of less than US$ 5.00 per share, subject to certain exclusions (e.g., net tangible assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). The penny stock rules impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Finally, broker-dealers may not handle penny stocks under $0.10 per share.

These disclosure requirements reduce the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules would affect the ability of broker-dealers to trade our securities if we become subject to them in the future. The penny stock rules also could discourage investor interest in and limit the marketability of our common stock to future investors, resulting in limited ability for investors to sell their shares.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a “reverse merger” with a shell company. Although the shell company did not have recent or past operations or assets and we performed a due diligence review of the shell company, there can be no assurance that we will not be exposed to undisclosed liabilities resulting from the prior operations of the shell company. Securities analysts of major brokerage firms and securities institutions may also not provide coverage of us because there were no broker-dealers who sold our stock in a public offering that would be incentivized to follow or recommend the purchase of our common stock. The absence of such research coverage could limit investor interest in our common stock, resulting in decreased liquidity. No assurance can be given that established brokerage firms will, in the future, want to cover our securities or conduct any secondary offerings or other financings on our behalf.

Because we became public by means of a “reverse merger,” it may be more difficult to list on a national exchange such as the Nasdaq, NYSE or NYSE Amex.

It may be more difficult to list on a major exchange because we have conducted a reverse merger. On November 9, 2011, the Securities and Exchange Commission approved rules of the three major U.S. listing markets that toughen the standards that companies going public through a reverse merger must meet to become listed on those exchanges. Under the new rules, Nasdaq, NYSE and NYSE Amex will impose more stringent listing requirements for companies that become public through a reverse merger. Specifically, the rules prohibit a reverse merger company from applying to list on either the Nasdaq, NYSE or NYSE Amex until:

1) the company has completed a one-year “seasoning period” by trading in the U.S. over the counter market or on another regulated U.S. or foreign exchange following the reverse merger, and filed all required reports with the Commission, including audited financial statements; and

2) the company maintains the requisite minimum share price for a sustained period, and for at least 30 of the 60 trading days, immediately prior to its listing application and the exchange’s decision to list.

It is possible for a reverse merger company to be exempt from these special requirements, but only if a listing is in connection with a substantial, firm commitment underwritten public offering, which we do not qualify for

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	Halting of trading by the SEC or FINRA.

●	Announcements by us regarding liquidity, legal proceedings, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets,

●	Issuance of convertible or equity securities for general or merger and acquisition purposes,

●	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,

●	Sale of a significant number of shares of our common stock by shareholders,

●	General market and economic conditions,

●	Quarterly variations in our operating results,

●	Investor relation activities,

●	Announcements of technological innovations,

●	New product introductions by us or our competitors,

●	Competitive activities, and

●	Additions or departures of key personnel.

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to obtain working capital financing;

●	additions or departures of key personnel;

●	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

●	sales of our common stock;

●	our ability to execute our business plan;

●	operating results that fall below expectations;

●	loss of any strategic relationship;

●	regulatory developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Some of our convertible debt may require adjustment in the conversion price.

Our convertible note holders may require an adjustment in the conversion price if we issue common stock, warrants or equity below the price that is reflected in the convertible notes payable. Any adjustment in the conversion price also could affect the market price of the common stock.

We may issue preferred stock that could have rights that are preferential to the rights of common stock that could discourage potentially beneficially transactions to our common shareholders.

An issuance of additional shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock.  Our Board of Directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.  The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

Our common stock was quoted on the OTCQB and OTCBB and may be in the future if the Company can uplist to the OTCQB and OTCBB, which may have an unfavorable impact on our stock price and liquidity.

Our common stock was quoted on the OTCQB and OTCBB, and may be uplisted in the future, which is a significantly more limited trading market than the New York Stock Exchange or The NASDAQ Stock Market. The quotation of the Company’s shares on the OTCQB and OTCBB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCQB and OTCBB which may result in stock price volatility and inaccurate quote information.

When fewer shares of a security are being traded on the OTCQB and OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring subscribers email lists, or by establishing strategic relationships with targeted customers and vendor. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

Our common stock is thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, the Company’s common stock is quoted in the OTCQB and OTCBB and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCQB and OTCBB stocks and certain major brokerage firms restrict their brokers from recommending OTCQB OTCBB stocks because they are considered speculative, volatile and thinly traded. The OTC market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for the Company’s common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our common stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for the Company’s common stock on the OTCQB and OTCBB may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of the Company’s common stock and as a result, the market value of our common stock likely would decline.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets, world events or other developments affecting the Company’s competitors or the Company itself. In addition, the OTCQB and OTCBB is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

To date, we have engaged in related party transactions.

We have engaged in related party transactions which were approved by a board with limited independent members. While the board believed the terms and conditions of such transactions was fair and in the best interests of our Company, there can be no assurance that the transactions were on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances. See “Related Party Transactions.”

We have limited human resources; we need to attract and retain highly skilled personnel; and we may be unable to manage our growth with our limited resources effectively.

The expansion of our business will place a significant strain on our limited managerial, operational, and financial resources. We have been and will continue to be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to expand our operations. Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management with experience in our industry. Competition is intense for these types of personnel from more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all. To date we have had to limit the engagement of critical management and other key personnel due in part to limited financial resources. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and operating results would be materially adversely affected. Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees. If we are unable to manage growth effectively and new employees are unable to achieve adequate performance levels, our business, prospects, financial condition and operating results will be materially adversely affected.

Item 1B. Unresolved Staff Comments.

There were comments that we responded to on December 22, 2016, and to date the SEC has made no further comments.

Item 2. Properties.

The Company is located at 9801 Research Drive, Irvine, CA.

On October 7, 2010, Ubiquity entered into a 5 year lease for a new building in the city of Irvine, CA. In July 2014, the Company revised their lease agreement for additional square footage. Under the terms of the revised lease agreement, commencing on September 1, 2014, the minimum monthly rent will be $40,953. In addition, the revised lease agreement includes annual rent increases through expiration of January 20, 2020 and other incentives. The Company must provide a $150,000 letter of credit to its landlord on or about June 30, 2017 or it maybe at risk to default on the lease.

Item 3. Legal Proceedings.

Think Design Media, Inc. and Related Entities

As previously disclosed in the Company’s Quarterly Report for September 30, 2015 on February 26, 2015, the Company, Think Mobile, Inc., Think Design Media, Inc. and all other parties to the lawsuits submitted to the Superior Court of California, County of Orange a request for dismissal of all actions between the parties, after executing a Confidential Settlement Agreement and Release (the “Agreement”). As part of the Agreement, the lawsuits were settled and the Company obtained a full release from all defendants to such lawsuits.

Other

Ubiquity v. Castro:

On or about July 2014, Ubiquity filed a demand for arbitration with Judicial Arbitration and Mediation Services (‘JAMS’) against Lawrence E. Castro (“Castro”) for breach of the settlement agreement dated August 19, 2013, which was executed to settle and resolve a dispute between Ubiquity and Castro regarding a prior “Work for Hire” relationship between the parties (the “Castro Settlement”). Under the Castro Settlement, the Company paid Castro monetary compensation in exchange for providing certain agreements and assurances designed to protect certain intellectual property, business plans, road maps, vendors, investor relationships, employee relationships, contractors and work in progress. The arbitration complaint filed by Ubiquity alleges that Castro breached the Castro Settlement and is seeking damages in the amount of $176,763, plus interest, representing the stated damages in the settlement agreement of what Ubiquity has paid to Castro. Ubiquity also seeked injunctive relief, actual losses incurred by Castro’s breach, and damages for unjust enrichment, including expenses and other sundry damages.

Ubiquity was awarded a final amended award on January 6, 2017 for attorney’s fees of $32,919 and costs of $10,219 along with the original award for damages of $176,763. Interest is awarded as allowed on unpaid balances until paid in full. Total award less interest is $219,901.

Kay Strategies v. Ubiquity:

Kay Strategies filed a complaint against the Company and its officers and directors for various violations of federal and state securities law, in the District Court for the Southern District of California. The Company and its officers and directors thereafter moved to dismiss the complaint under FRCP 12(b)(5) and 12(b)(6). Kay Strategies chose instead to amend voluntarily. Kay Strategies then filed a First Amended Complaint, alleging the same federal and state securities violations. The amended pleading essentially alleges that Kay Strategies purchased restricted Ubiquity stock from a third party. Kay Strategies’ personal representatives allegedly advised it that they were orally informed by Ubiquity’s outside securities’ attorney that it would lift the stock restrictions by a certain date, which did not occur, allegedly causing Kay Strategies damages. Kay Strategies contends that it would not have purchased the Ubiquity stock from the third party had it not had this assurance. The Company denies that it ever made such a guarantee or represented same to Kay Strategies’ representative. Ubiquity also contends that if outside counsel made any statements [which the Company denies happening], counsel was never authorized to do so. Prior to the stock purchase, no authorized director, officer or agent of the Company met with or discussed with anyone at Kay Strategies its prospective purchase of the Company’s stock from any third party. Ubiquity recently filed another FRCP 12(b)(6) motion challenging the efficacy of these allegations. The district court dismissed Kay Strategies’ first and second Amended Complaint without prejudice. On July 15, 2016, the court issued an order denying the Motion to Dismiss Claims against the Defendants, and directed Defendants to answer on or before August 15, 2016. On August 12, 2016, Defendants filed their Answer to the Amended Complaint.

On November 18, 2016, an Early Neutral Evaluation Conference and Case Management Conference were held before Magistrate Judge Louisa S. Porter. The case did not settle. A scheduling order issued thereafter on November 21, 2016. A Mandatory Settlement Conference is scheduled for October 2, 2017 at 10:00 a.m.

Kay Strategies is seeking $1,667,893 in compensatory damages and also undisclosed punitive damages and other court related costs.

Typenex v. Ubiquity:

On August 14, 2015, the Company was served with a demand for arbitration by Typenex Co-Investment, LLC (“Typenex”). Typenex was the holder of one of the many convertible notes issued by the Company. Typenex was claiming, among other things, that the Company is in breach of the convertible note issued in its favor (the “Note”), and that it is entitled to an injunction against the Company enjoining it from, among other things, up to and until the Note is paid in full (i) issuing any other convertible debt with a variable interest rate; (ii) paying any cash to the holders of any other convertible notes issued by the Company; and, (iii) issuing any additional shares of stock to the holders of any other variable interest rate convertible notes issued by the Company. The arbitrator issued an interim injunction for the equitable relief described above. Arbitration finally took place on March 22, 2016, and the arbitrator tentatively awarded Typenex damages, attorney fees and costs of $767,960.42, less $150,000, for a total award of $617,960.42. In addition, the arbitrator awarded Typenex costs. Finally, the arbitrator kept in place the prior interim restraining orders. Though Chris Carmichael also was named a defendant, he was dismissed by Typenex prior to the arbitration hearing. On April 19, 2016, Typenex filed a petition in the Third Judicial District Court in and for Salt Lake County, Utah to confirm the award. Ubiquity intends to respond and object to the petition. While the Company admittedly owes the principal on the Note, the Company believes the arbitrator erred in awarding any damages or interest thereon. Error is further ascribed to the arbitrator’s continuance of injunctive relief. The Company and Typenex are currently circulating settlement terms to resolve this matter. The Company has accrued all amounts due under the convertible note agreement.

Avant Garde v. Ubiquity:

Avant Garde initiated litigation against the Company, for the recovery of the Company’s lease of its office space in Irvine, California, claiming the Company’s failed to timely pay its September 2015 rent, allegedly one day late, under the applicable lease. When Ubiquity failed inadvertantly to timely answer the unlawful detainer suit, the Company was defaulted. Instead of moving to set aside the default, the Company entered into two forbearance agreements, both of which lapsed. The Company then moved the Orange County Superior Court for an order restoring the lease, which motion was denied. The court thereafter stayed the action pending the outcome of an appeal challenging the denial filed by Ubiquity. On March 14, 2016, Ubiquity paid an additional $150,000 for an increased security deposit until the appeal is finalized. The Court of Appeals issued its decision affirming the trial court’s order denying Ubiquity’s Petition for relief from judgment declaring the release forfeited. The Opinion was issued on February 17, 2017 and made final April 21, 2017. On May 17, 2017 Avant Garde entered into a settlement agreement with the Company reinstating the lease with the original terms and conditions of the lease. The lease will be up for renewal January 2020. The Company must provide a $150,000 letter of credit to its landlord by June 30, 2017 or it risks default on the lease.

Vista Capital

On March 10, 2016, Vista Capital Investments, LLC (“Vista”) filed suit against the Company for breach of contract, unjust enrichment, declaratory relief, promissory estoppel, fraud, negligent misrepresentation and civil conspiracy in the Superior Court, Central Division, For the County of San Diego, California. The genesis of the suit is Vista’s allegations that the Company breached two Convertible Notes, one for $100,000 and the other for $50,000, by failing to timely repay these notes, when Vista declared the notes all due and payable after the Company failed to make timely filings with the SEC. The Company denies any wrongdoing, and intends to challenge the complaint by demurrer. The Company currently has a settlement offer being circulated to dismiss all claims. The Company has accrued all amounts due under the convertible note agreement.

Keener Litigation

On March 15, 2016, Justin Keener (“Keener”) dba JMJ Financial, sued the Company for breach of contract, arising out of a $300,000 convertible note representing capital infusions by Keener into the Company. Keener alleges the Company has failed to timely repay the note, after Keener demanded payment of the entire principal and interest under the note due to the Company’s default of certain other provisions of the note, which, as alleged, accelerated the note repayments. A Default judgment was entered against Ubiquity on February 9, 2017. Ubiquity is in the process of setting aside the default judgment so that a reduced settlement can be negotiated between the parties. The Company has accrued all amounts due under the convertible note agreement.

Firstfire Global Opportunities Litigation

On March 28, 2016, Firstfire Global Opportunities Fund LLC (“Firstfire”) filed suit against Ubiquity for breach of a securities purchase agreement, dated March 17, 2015, and a $140,250 senior convertible note (issued on March 17, 2015), attorneys’ fees and unjust enrichment in the Supreme Court of New York, New York County. Firstfire contends that Ubiquity breached the note by failing to timely repay “any amount towards the aggregate sum that Firstfire is owed,” the total of which is $304.889.88.

A Judgment in the total amount of $315,406.24 was issued on August 10, 2016. The Company is currently negotiating the debt and in the process of having the default set aside. The Company has accrued all amounts due under the convertible note agreement and the judgment.

Brett and Mark Tomberlin Lawsuit

On April 8, 2016, a lawsuit was filed in the Orange County Superior Court by Brett and Mark Tomberlin, seeking damages for Ubiquity’s failure to timely repay under eight promissory notes totaling $184,450. They also claim that they were misled into believing that the notes would be paid timely. The Company denies the allegations. The company and the Tomberlin’s settled for the following: (i) Ubiquity sells all rights of Queen Mary to Brett Tomberlin; (ii) Ubiquity transfers to Brett Tomberlin Bill of Sale and Short Form Bill of Sale of the Project; (iii) if the Project is produced and released, Ubiquity will receive 5% of 100% of Net Proceeds arising from the Picture; (iv) If the Picture is produced and released, IDW Productions will accord Connie Jordan Carmichael and Christopher Carmichael an executive producer credit on the screen in the motion picture; (v) Tomberlin shall pay Ubiquity $150,000 for Ubiquity’s actions; (vi) Tomberlin dismisses lawsuit and forgives the promissory notes; (vii) Tomberlin as a part of the mutual release, releases any claims that may arise as a part of the termination of his employment from the company (viii) Ubiquity will indemnify Tomberlin of all claims, losses, etc. regarding Ubiquity’s warranties and representations in the Agreement; and (ix) Mutual release of the parties. The case was settled May 27, 2016 and dismissed May 31, 2016.

R Squared Partners, LLC Litigation

On April 20, 2016, R Squared Partners, LLC (“R Squared”) filed suit in the Supreme Court of New York, County of New York against Ubiquity and its CEO, Chris Carmichael, for breach of contract, breach of the implied covenant, unjust enrichment, specific performance, fraud, negligent misrepresentation, and civil conspiracy. The complaint essentially alleges that Ubiquity entered into a purchase and note transaction with R Squared whereby R Squared loaned the Company $140,250, which was due on September 20, 2015. R Squared alleges that, except for a $20,000 payment, the Company has not timely repaid the principal or interest on the note. R Squared also claims that the Company defaulted under other terms of the purchase agreement, including Ubiquity’s failure to obtain certain insurance policies, reduction of the book – value of certain of its assets, impairing its ability to pay its debts, and failure to honor R Squared’s third party participation rights by entering into third party financing agreements, though R Squared alleges that it has lost “not less than” $500,000. R Squared also seeks sundry injunctive relief, restraining Ubiquity and Carmichael from entering into future third party agreements and stock issuances. Finally, R Squared seeks undefined fraud damages against Ubiquity and its CEO arising out of Ubiquity’s and Carmichael alleged representations, as manifested in the purchase agreement.

On October 27, 2016, the Court entered judgment in favor of R Squared Partners, LLC and against Ubiquity Inc. in the amount of $140,250 plus interest at 15% per annum from September 20, 2015 through entry of judgment. The Court also awarded R Squared Partners, LLC $17,500 in attorneys’ fees, per the terms of the promissory note.

In this order, the Court also ordered that the clerk sever and enter judgment dismissing all claims against Christopher Carmichael, finding that Plaintiff had failed to prove that Carmichael acted in any capacity other than as CEO of Ubiquity or that any basis for individual liability exists.

The Company is currently engaged in settlement discussions to exhaust this debt. The Company has accrued all amounts due under the convertible note agreement.

North Matter:

On October 10, 2014, the Company was served with a complaint filed on September 13, 2014 by a former consultant against the Company, in the Superior Court of Arizona, Maricopa County. The complaint alleges that the consultant was to receive warrants to purchase 1,142,857 shares of common stock as a commencement fees for services in which commenced on December 15, 2006. On October 28, 2016 North was awarded a $7,700,000 default judgment. The Company still believes the claim is without merit; and also still believes the statute of limitations has passed. The Company recorded a $7.7M loss contingency on the books as of December 31, 2015. The Company filed a motion to vacate the default judgment and dismiss the action on March 30, 2017, and is set to be heard July 17, 2017. Although the Company booked a $7,700,000 loss contingency it believes the default judgment will be set aside in the near future.

Pillar Marketing Group:

On June 17, 2016 Pillar Marketing sent a demand for arbitration stemming from an alleged breach of contract from an agreement, dated April 23, 2015, for $45,000 of services. The company has not recorded a loss or contingency for this amount as it does not feel the balance is owed, and is unable to predict the outcome of the demand. On July 18, 2016, Pillar Marketing Group filed a demand for arbitration with AAA. No arbitration is currently scheduled.

LG Capital Funding, LLC

On June 14, 2016, LG Capital Funding, LLC sued Ubiquity, Inc. claiming that Ubiquity owes LG Capital $238,508.71 under the provisions of the Convertible Promissory Note (due on April 17, 2016), due to default of filing requirements of Section 8 of the note. Ubiquity originally received $100,000 on the disputed note, and is unable to predict the outcome of the suit. The Company has accrued all amounts due under the convertible note agreement.

Justin Sundquist, Henry Kingi, and Eagle Flights Stunts, Inc

On August 9, 2016, the above filed a fraud and securities fraud action against Ubiquity. Plaintiffs were looking for rescission of their purchases of Ubiquity common stock, and payment to them by Ubiquity of the consideration given for such stock, plus interest at the legal rate. On October 3, 2016, the case filed by Justin Sundquist and Henry Kingi had been dismissed voluntarily, without prejudice. On October 14, 2016 the case filed by Justin Sundquist and Henry Kingi was moved to the San Diego United States District court in accordance with the low number rule. In January 2017, the court granted The Company’s motion to compel arbitration in Delaware. Mr. Kingi and Mr. Sundquist have filed for Arbitration with the American Arbitration Association claiming damages of approximately $1.8 million dollars representing approximately 1,444,000 common shares purchased and issued between May 2013 and November 2014. There are no future hearings on calendar, and the Company is unable to predict the future outcome.

Bryan Harpole

On May 25, 2016, Bryan Harpole filed a lawsuit claiming a breach of the Employment Agreement, dated January 1, 2012 and related Amendment, dated July 25, 2013. His unconfirmed claims include the following payments: unpaid salary (including statutory penalties according to proof pursuant to Labor Code 201 et seq amount undetermined), unpaid commissions ($4,268.25), unpaid bonuses ($55,548.30), unpaid vacation ($12,694) and sick ($1,731) days, medical insurance premiums ($5,100) and failure to deliver common stock (options) ($25,500) in accordance with the agreement Mr. Harpole would have been required to make full payment of the options as defined in the stock option agreement and Company’s demand after 30 days of his employment ceasing in the amount of $551,000.00 for the entirety of his 225,000 options or any portion thereof. As of the date of this filing no payment or payment arrangement has been made by Mr. Harpole, thus rendering the options invalid. Total damages include, but not limited to, $104,841.55 of salary amounts including statutory penalties plus possible court costs. He also sued for workers’ compensation benefits but was denied by the insurance carrier as being a false claim on July 25, 2016. Following rounds of demurrers, Bryan Harpole filed a Second Amended Complaint on March 13, 2017, removing the claims asserted against the officers and directors of the Company. This Complaint asserts a single cause of action for Breach of Contract against Ubiquity, Inc. This complaint claims the same damages as previously filed.

Iconic Holdings, LLC

On June 3, 2016, Iconic Holdings, LLC sued the Company, claiming that Ubiquity owes Iconic $400,000 under the provisions of the Convertible Promissory Note due to default of filing requirements of Section 2.00(e)(vi) of the Note. Ubiquity originally received $97,500 on the disputed note. The Company is currently in settlement discussions,and has accrued all amounts due under the the convertible note agreement.

American States Insurance Company

One June 9, 2016 America States Insurance Company filed a breach of contract against Ubiquity for a total potential amount owed of $44,904.73. The company contends it cancelled the agreements and is unable to determine the outcome of the breach of contract claim.

De Lage Landen Financial Services, Inc.

On January 29, 2016, De Lage Landen claimed the Company breached its leasing agreement dated on or about May 17, 2011 and claim breached damages of $29,396.37. The Company has not accounted for an accrual for this claim as it us unable to determine the outcome at this time. The Company contends it does not owe the balance as the lease was terminated.

William Alessi

William Alessi alleges that Ubiquity hired him to work as a consultant on May 21, 2015 and agreed to pay him 1,160,000 shares of common stock for the service period from May 21, 2015 to May 20, 2016. Alessi contends that the stock was trading at $.36 per share and was worth $417,600. The Company contends it issued suchshares in September 2015 in accordance with the contract and does not owe anything further.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on the OTCQB and OTCBB under the symbol “UBIQ”, and the Company plans to uplist back onto these exchanges as soon as practicably possible.

Price Range of Common Stock

The following table sets forth the high and low bid price per share of common stock as reported by the OTCQB and OTCBB for the years ended December 31, 2015 and 2014:

	High	Low
Fiscal Year 2014
First quarter ended March 31, 2014	$9.24	$7.63
Second quarter ended June 30, 2014	$10.00	$6.40
Third quarter ended September 30, 2014	$6.50	$5.15
Fourth quarter ended December 31, 2014	$5.53	$0.52

Fiscal Year 2015
First quarter ended March 31, 2015	$.92	$.25
Second quarter ended June 30, 2015	$.45	$.11
Third quarter ended September 30, 2015	$.35	$.09
Fourth quarter ended December 31, 2015	$.45	$.06

The tables above reflect the following stock splits:

On December 6, 2013, there was a 4:1 stock split.

On April 21, 2014 there was a 1:3.5 stock split.

Approximate Number of Equity Security Holders

As of June 12, 2017, there were approximately 929 stockholders of Our common stock of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

From January 1, 2015 through and including December 31, 2015, there were no purchases of equity securities by the issuer and affiliated purchasers.

Recent Sales of Unregistered Securities

Common Stock for Cash Proceeds

For the year ended December 31, 2015, the Company sold 60,094,410 shares for $3,595,937 in proceeds, of which $173,000 were received in 2016. The shares were sold to accredited investors, as that term is defined in Regulation D of the Securities Act of 1933. The proceeds of the private placement were used for working capital, operating expenses and business and product development.

Common Stock for Services

During the years ended December 31, 2015 and 2014, the Company issued 9,984,450 and 1,739,107 shares of common stock for services. The Company determined the value of such shares to be $2,726,666 and $10,568,834 for the years ended December 31, 2015 and 2014, respectively. The values were based upon the fair market value of the Company’s common stock on the measurement date, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

Warrants

During the years ended December 31, 2015 and 2014, the Company issued warrants in the amount of 333,334 and $0, valued at $40,816 and $0 respectively.

Common Stock for Debt Financing

During the year ended December 31, 2015 the Company issued 18,777,701 shares of common stock for debt services valued at $662,507, of which 1,225,000 shares of common stock valued at $292,623 were issued in connection with the issuance of convertible debts and related forbearance agreements, 16,000,000 common shares were issued as a part of a debt purchase agreement to buyout $16,000 worth of the Company’s aged debt, and the balance of 1,552,701 common shares were issued to satisfy the conversion request of convertible note holders totaling $353,884.

Debt Financing

On November 17, 2014, Ubiquity, Inc. closed a financing transaction by entering into a Purchase Agreement dated November 12, 2014 (the “Purchase Agreement”) with KBM Worldwide, Inc. (the “Purchaser”) for an aggregate principal amount of $204,000 (the “Purchase Price”). Pursuant to the Purchase Agreement, the Company issued an 8% Convertible Promissory Note (the “Note”).

The Note earns an interest rate per annum equal to 8% and has a maturity date of August 14, 2015 (the “Maturity Date”). The Note is convertible any time during the period beginning on the date which is one hundred eighty (180) days following the date of the issuance on this Note and ending on the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount at a conversion price equal to 50% discount to the average of the lowest three (3) trading prices for the Common Stock during the twenty (20) Trading Day period immediately prior the conversion date. The Note Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the Note. Since the conversion feature is only convertible after six months, there is no derivative liability as of December 31, 2014. However, the Company will account for the derivative liability upon the passage of time and the note becoming convertible if not extinguished, as defined above. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. Thus, if the note is not repaid prior to the note being convertible significant pressure may be put on the Company’s stock price and additional dilution of current shareholders may take place.

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

For the year ended December 31, 2015 the Company received aggregate proceeds of $2,168,475 in convertible note debt financing. The notes contained similar terms as the above mentioned terms of KBM Worldwide, Inc.

Common stock issued related to the Sponsor Me, Inc. share exchange agreement was 3,878,466. On December 31, 2014, effective March 31, 2015, the Company entered into a Share Exchange Agreement (the “Agreement”) with Sponsor Me, Inc. (“Sponsor Me”), a Nevada corporation, and a related party, which resulted in the acquisition of 100% of the issued and outstanding equity securities of Sponsor Me. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding capital stock of Sponsor Me from the Sponsor Me shareholders for an aggregate purchase price of 3,878,466 shares, or 3.59% of the Company’s common stock at that time. In addition, in connection with the transaction, the Company forgave notes/accounts receivables due from Sponsor Me and SC Business, Inc., and members of SME management and SME consultants, who are also members of Ubiquity management, forgave approximately $3.2M in accrued salary and related payroll taxes, Christopher Carmichael forgave $1,470,863, Connie Jordan forgave $1,198,565, and Brenden Garrison forgave $257,026 and the Company was relieved of paying payroll liabilities accrued in the amount of $313,136. On the closing date the management of SME relinquished all shares held as follows: Christopher Carmichael cancelled 19,800,000 in Sponsor Me, Inc,, Connie Jordan cancelled 19,800,000 shares in Sponsor Me, Inc. and Brenden Garrison cancelled 25,000 shares in Sponsor Me, Inc., owning an aggregate 39,625,000 shares in Sponsor Me, Inc. and did not receive any additional shares in Ubiquity, Inc. or any other compensation in Ubiquity, Inc. as part of the Share Exchange Agreement. The Company recorded the acquisition of the remaining non-controlling interest as an equity transaction in accordance with (“ASC”) 810.

SC Business, Inc. is an entity owned by the Company’s CFO, Brenden Garrison. At times SC, in order to assist the Company in accessing its credit card lines (as provided by the Carmichael family – see “Loans Payable – Related Parties” below), periodically charged the Company’s credit cards and remitted the related funds, net of fees, back to Ubiquity or to SME.

Remittances to SME are intercompany transactions. Accordingly, such amounts are eliminated in the consolidation of SME.

Item 6. Selected Financial Data

We are not required to provide the information required by this Item because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition for the fiscal years ended December 31, 2015 and 2014 should be read in conjunction with our consolidated financial statements, and the notes to those consolidated financial statements that are included elsewhere in this Report.

Overview

Ubiquity, Inc. (the “Company,” “We,” “Our” or “Us”) f/k/a Ubiquity Broadcasting Corporation, f/k/a Fermo Group, Inc., was incorporated in the State of Nevada on December 2, 2011. The roots of the Company dates back to a Delaware corporation originally established in 2007. On March 5, 2013, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ubiquity Acquisition Corporation, a Nevada corporation and wholly-owned subsidiary of (“Acquisition Sub”), and Ubiquity Broadcasting Corporation, a Delaware corporation (“Ubiquity-DE”).

Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Ubiquity-DE in a statutory reverse triangular merger (the “Merger”), with Ubiquity-DE surviving as a wholly-owned subsidiary of the Company. At the closing of the Merger on September 20, 2013 (the “Closing Date”), we issued Ubiquity-DE shareholders one share of our common stock, par value $0.001 per share for each share of Ubiquity-DE’s common stock, par value $0.001 (the “Share Exchange”). As a result of the Merger, we ceased the historical operations of Ubiquity Broadcasting Corporation a Delaware Corporation and we operate as a multimedia company focused on the intersection of cloud-based cross platform applications synchronized across all screens for enhancing the digital lifestyle.

The transaction was regarded as a reverse merger whereby Ubiquity-DE was considered to be the accounting acquirer as its management retained control of the Company after the Share Exchange.

Business

Ubiquity, Inc. (“Ubiquity” or the “Company”) provides a platform that enables users to connect to internet-based content on any type of device. Ubiquity’s unique technology and robust patent portfolio has led to the development of the Company’s signature product, the Sprocket. The Sprocket can be easily downloaded onto any type of device (such as mobile phone, tablet, laptop, smart TV, VR and AR devices, gaming consoles etc.) and then easily customized to provide the user with access to all web-based content, social media outlets, video-based content, private networks, social networks, personalized files, intelligent search, and virtually all other media. In short, the Sprocket provides easy and expedited access to content in the manner and choices selected by the user. The Sprocket also provides detailed analytics and data on the end-users, delivering tremendous value as a marketing tool to the content providers and advertisers.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which we have been prepared in accordance with U.S. generally accepted accounting principles. In preparing our consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

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

Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Amortization of capitalized software development costs begins when the product is available for general release to customers and revenues are generated. Amortization is computed as the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product. As of December 31, 2015 and 2014, the Company had capitalized software development costs of $0 and $2,347,471, respectively, for the development of its Sprocket product. Amortization of capitalized software development costs for purchased technology that is technologically feasible at the time of purchase begins upon purchase and for internally developed costs, when the product is available for release to customers. Amortization is computed using a straight-line method over the estimated useful life of 5 years.

Recoverability of Long-Lived Assets

The Company annually assesses the carrying value of its acquired intangible assets, including goodwill, and its other long-lived assets, to determine whether impairment may exist, unless indicators of impairment become evident requiring immediate assessment. Goodwill impairment is identified by comparing the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than its carrying value. Intangible assets and other long-lived assets are grouped for purposes of evaluating recoverability at the lowest level for which independent cash flows are identifiable. If the carrying amount of an intangible asset, long-lived asset, or asset grouping exceeds its fair value, an impairment loss is recognized. Fair values for reporting units, goodwill and other asset groups are determined based on discounted cash flows, market multiples, or comparable assets as appropriate. During the year ended 2015, the Company recorded an impairments of $5,422,055 for intangible assets related to its Sprocket Asset Group.

The determination of recoverability of goodwill and other intangibles and long-lived assets requires significant judgment and estimates regarding future cash flows, fair values, and the appropriate grouping of assets. Such estimates are subject to change and could result in impairment losses or gains being recognized in the future. If different reporting units, asset groupings, or different valuation methodologies had been used, the impairment test results could have differed.

Derivatives

We evaluate convertible notes to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under the relevant sections of ASC 815-40, Derivative Instruments and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). The result of this accounting treatment could be that the fair value of a financial instrument is classified as a derivative instrument and is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or other expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

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

Recent adopted accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management’s evaluation of the circumstances and management’s plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance on January 1, 2015 did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company’s consolidated financial statements. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted; however the Company plans to adopt the standard in the first quarter of 2019. The Company is evaluating the impact of ASU 2016-02.

The following standards were effective for and adopted by the Company in 2017. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows:

Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact of ASU 2017-04.

Update 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

Effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company is evaluating the impact of ASU 2017-09.

Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business

Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is evaluating the impact of ASU 2017-14.

Update 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Update 2016-07—Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Plan of Operations

The Company manages its business under one operating segment which is based on a number of its products and services offered. The Company has determined that its products, services, and platforms include Sprocket, Video Intelligence, and Digital Content Production. The Company expects the nature and location of its customers in the America’s, Canada, Europe, Japan and Asia Pacific including Australia.. The Company is committed to bringing the best user experience to its customers through its innovative products and services. The Company’s business strategy leverages its unique ability to design and develop its own platform, software application, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design.

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

As of December 31, 2015, the Company has taken the following steps to implement our business plan:

●	Continued to develop Intellectual Property around the Company’s products and services

●	Beta Tested the Sprocket Minimum Viable Product (“MVP”)

●	Developed a new corporate website for launch with the Company’s core products

●	Developed the Sprocket and other related applications in Augmented, Virtual, and Mixed Reality

Results of Operations

Comparison for the year ended December 31, 2015 and December 31, 2014

Net Revenue

Net revenue was $44,550 and $67,835 for the years ended December 31, 2015 and 2014, respectively. There was a decrease in net revenue of $23,285. The decrease primarily relates to a decrease in production related revenue of approximately $23,000. The inconsistency in our revenues is related to event driven nature of our revenue. Going forward management anticipates earning revenue from a variety of new sources through its products and services; however, until a product and/ or patent license agreement is secured to driving a consistent revenue stream, management expects inconsistency in its revenue on a go forward basis.

Total Cost of Sales

Cost of sales was $9,068 and $180,047 for the years ended December 31, 2015 and 2014, respectively. The decrease is primarily attributable to a lower base level of fixed costs regardless of the amount of revenues generated. These fixed costs decreased during 2015 due to the decrease in personnel, and the outsourcing of production staff. Moving forward Ubiquity’s fixed cost of sales should remain fairly consistent for Studio and production services. Once a Licensing agreement is secured there will be an increased cost of sales related to the securing and closing of such licensing deal(s), and a decrease to impairment charge on intangibles, which resulted in lower amortization expense.

Gross profit

Gross profit was $35,482 compared to a gross loss of $(112,212) for the years ended December 31, 2015 and 2014, respectively. This change is primarily attributable to a decrease in production related staff and outsourcing studio staff by contract.

Operating Expenses

Operating expenses were $21,460,326 and $24,471,256 for the years ended December 31, 2015 and 2014 respectively. The primary difference was the reduction of travel related expenses cut down by the use of video and Skype conferencing and the lower amount of stock-based compensation which was reduced from $14,101,821 in 2014 to $4,401,295 in the year ended December 31, 2015

Net Loss

Net Loss was ($36,747,299) and ($24,696,241) for the years ended December 31, 2015 and 2014, respectively. This increase in the loss is primarily attributable to interest expense of ($4,682,585),the change in Fair Market Value of the derivative liabilities ($4,713,824), the loss on impairment of ($5,422,055) for a total of ($15,322,455) in 2015, compared to ($112,773) in 2014, and a ($7,700,000) loss on a default relating to a legal dispute an increase of ($12,051,058) or approximately 48%,. These charges are a result of the convertible debt being remeasured at fair value for carrying purposed 36,485,669).

Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents of $193,839 as compared to $102,286 as of December 31, 2014, representing an increase of $91,553.

Cash used in operating activities decreased to (5,618,140) for the year ended December 31, 2015 compared to ($7,832,222) for the year ended December 31, 2014. The differences from the year ended December 31, 2015 from the year ended December 31, 214 were stock-based compensation which was reduced from $14,101,821 in 2014 to $4,401,295 in the year ended December 31, 2015, a loss on the fair market value of derivatives in the amount of $4,713,824 in 2015 as compared to zero in 2014, amortization of debt discount in the amount 2,428,933 in 015 as compared to $881 in 2014, and a loss on impairment of assets of $5,422,055 in 2015 as compared to zero in 2014.

Cash used in investing activities decreased to for the year ended December 31, 2015 ($311,482) compared to ($634,221) for the year ended December 31, 2014. The primary difference from 2014 relates to significant expenditures related to the development of our product lines, patent and trademark costs, and loans made to related parties. Loans to related parties during 2015 were 712,018 of developing various products in which we hold licensing agreements. The loans were expected to be repaid through future licensing and royalty revenues generated by Sponsor Me, Inc.’s products. Effective March 31, 2015, we merged with Sponsor Me, Inc.; see the notes to the financial statements for additional information.

Cash provided by financing activities decreased to 6,021,175 for the year ended December 31, 2015, as compared to net cash provided of $8,494,429 for the year ended December 31, 2014. Cash from financing activities decreased due to an decrease in the sale of common stock of approximately $4,770,147 during 2015 compared to 2014 and due to proceeds from convertible notes payable of $2,168,475 in 2015. The Company is still dependent upon financing to fund operations. In addition, we have become dependent upon the issuance of convertible notes payable as our stock price has decreased significantly during the year which has limited our ability to sell large cash subscriptions of stock at prices significantly lower than market.

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

The Company is currently in various negotiations for the licensing of their Sprocket platform, however, no formal terms have been agreed upon. To date, revenues from licensing agreements have not been sufficient to fund operations. The Company estimates that approximately $10 million in capital will be needed to fund operations for the next 12 months. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, defer costs related to the development of their technologies, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than disclosed below, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations as discussed above. Subsequent to year end and through June 12, 2017, the Company received proceeds of $4,775,743 from the issuance of 79,191,448 shares common stock and did not raise any funds through convertible notes payable.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8. Financial Statements and Supplementary Data.

UBIQUITY, INC.

(FORMERLY UBIQUITY BROADCASTING CORPORATION)

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms

The Shareholders and Board of Directors of

Ubiquity, Inc.

We have audited the accompanying consolidated balance sheet of Ubiquity, Inc. and its subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has negative working capital, has incurred losses from operations for each of the past two years and has not yet produced continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Notes 12 and 13. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HALL & COMPANY
HALL & COMPANY Certified Public Accountants and Consultants

Irvine, CA
June 23,2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors of

Ubiquity, Inc.

We have audited the accompanying consolidated balance sheet of Ubiquity, Inc. (formerly Ubiquity Broadcasting Corporation) (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, as of December 31, 2014 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has negative working capita], has incurred losses from operations for each of the past two years and has not yet produced continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hartley Moore Accountancy Corporation
HARTLEY MOORE ACCOUNTANCY CORPORATION

Irvine, CA
August 6, 2015

UBIQUITY, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

Assets:
Cash and cash equivalents	$193,839	$102,286
Accounts receivable, net	2,700	-
Prepaid expenses	45,202	39,433
Loans receivable - related parties	-	247,461
Other current assets	-	100
Total current assets	241,741	389,280

Property and equipment, net	448,327	751,184
Other assets:
Other assets	107,364	58,993
Intangible assets, net	405,252	7,085,070
Total assets	$1,202,684	$8,284,527

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities
Accounts payable	$1,449,973	$577,990
Accrued expenses	3,594,682	1,909,354
Accrued legal	7,700,000
Credit cards payable	543,915	825,854
Loans payable - related parties	712,018	48,251
Convertible notes, net discounts of $361,944 and $3,119, respectively	3,043,132	200,881
Derivative liabilities	6,785,665	-
Total current liabilities	23,829,385	3,562,330

Accrued expenses, long-term	-	4,120,120
Total liabilities	23,829,385	7,682,450

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 10,000,000 shares authorized, 2,001,000 and 500 shares issued and outstanding as of December 31, 2015 and 2014, respectively	2,001	-
Common stock, par value $0.001, 800,000,000 shares authorized, 197,237,138 and 104,502,111 shares issued and outstanding as of December 31, 2015 and 2014, respectively	197,237	104,502
Additional paid-in capital	159,716,329	151,758,762
Subscription receivable	(173,000)	-
Accumulated deficit	(182,869,268)	(146,383,599)
Total Ubiquity, Inc. stockholders’ equity (deficit)	(23,126,701)	5,479,665
Non-controlling interest	500,000	(4,877,588)
Total stockholders’ equity	(22,626,701)	602,077
Total liabilities and stockholders’ equity (deficit)	$1,202,684	$8,284,527

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2015	December 31, 2014

Revenues	$44,550	$67,835
	44,550	67,835

Costs of sales	9,068	180,047
Gross profit (loss)	35,482	(112,212)

Operating expenses:
Meals and entertainment	48,016	80,401
Marketing	135,165	170,486
Outside services	39,478	151,092
Development expense	235,713	444,811
Payroll expense	2,290,208	3,397,481
Stock-based compensation	4,401,295	14,101,821
Office and computer	484,505	400,020
Professional fees	10,724,105	2,370,154
Rent	680,734	569,710
Travel	68,816	312,173
Taxes	57,769	64,657
Charitable contributions	32,248	74,643
Bad debt expense	-	49,355
Depreciation and amortization	1,812,969	1,866,852
Other operating expenses	449,305	417,600
Total operating expenses	21,460,326	24,471,256

Operating loss	(21,424,844)	(24,583,468)

Other income and (expense):
Interest expense	(4,682,585)	(19,996)
Loss on impairment of intangible assets	(5,422,055)	(120,530)
Change in fair market value of derivative liabilities	(4,713,824)	-
Loss on forgiveness of note receivable - related party	(309,630)	-
Loss on guarantee	(197,259)	-
Other income	2,898	27,753
Total other income (expense)	(15,322,455)	(112,773)

Loss before provision for income taxes	(36,747,299)	(24,696,241)

Provision for income taxes	-	-

Net loss	$(36,747,299)	$(24,696,241)

Loss attributable to non-controlling interest	261,630	1,351,405

Loss attributable to Ubiquity, Inc.	$(36,485,669)	$(23,344,836)

Net loss per share: basic and diluted	$(0.28)	$(0.24)
Weighted average number of shares outstanding: basic and diluted	132,432,787	97,213,735

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Additional Paid-in	Subscription	Accumulated	Non-Controlling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Interest	Equity

December 31, 2013 (as restated)	91,119,199	$91,119			$127,484,313	$-	$(123,038,763)	$-	$4,536,669

Shares issued for cash - Ubiquity, Inc.	10,551,572	10,552	-	-	8,049,626	-	-	-	8,060,178
Shares issued for cash - Sponsor Me, Inc.	-	-	-	-	193,000	-	-	-	193,000
Shares issued for services - Ubiquity, Inc.	1,739,107	1,739	-	-	10,567,095	-	-	-	10,568,834
Shares issued for services - Sponsor Me, Inc.	-	-	-	-	131,000	-	-	-	131,000
Shares issued for purchase of assets	1,092,233	1,092	-	-	2,248,908	-	-	-	2,250,000
Stock-based compensation	-	-	-	-	3,084,820	-	-	-	3,084,820
Non-controlling interest in Sponsor Me, Inc. - Initial recording	-	-	-	-	-	-	-	(3,526,183)	(3,526,183)
Non-controlling interest in Sponsor Me, Inc. - Change during year	-	-	-	-	-	-	1,351,405	(1,351,405)	-
Net loss	-	-	-	-	-	-	(24,696,241)	-	(24,696,241)

December 31, 2014 (as restated)	104,502,111	104,502	-	-	151,758,762	-	(146,383,599)	(4,877,588)	602,077

Shares issued for cash - Ubiquity, Inc.	60,094,410	60,094	-	-	3,095,937	(173,000)	-	-	2,983,031
Shares issued for cash - Sprocket Wearables, Inc.	-	-	-	-	-	-	-	500,000	500,000-
Shares issued for services - Ubiquity, Inc.	9,984,450	9,984	2,001,000	2,001	2,714,681	-	-	-	2,726,666
Forginess of Carmichael salary - Ubiquity Inc.	-	-	-	-	1,159,506	-	-	-	1,159,506
Shares issued in connection with debt issuance and extensions	1,225,000	1,225	-	-	291,398	-	-	-	292,623
Shares issued for conversion of debt	17,552,701	17,553	-	-	352,331	-	-	-	369,884
Derivative liability reclassed to equity	-	-	-	-	119,226	-	-	-	119,226
Beneficial conversion feature	-	-	-	-	27,249	-	-	-	27,249
Stock-based compensation	-	-	-	-	2,100,743	-	-	-	2,100,743
Sponsor Me, Inc, acquisition	3,878,466	3,879	-	-	(1,903,504)	-	-	-	(1,899,625)
Non-controlling interest in Sponsor Me, Inc. - Removal due to acquisition	-	-	-	-	-	-	-	5,139,218	5,139,218
Non-controlling interest in Sponsor Me, Inc. - Change during year	-	-	-	-	-	-	261,630	(261,630)	-
Net loss	-	-	-	-	-	-	(36,747,299)	-	(36,747,299)

December 31, 2015	197,237,138	$197,237	2,001,000	$2,001	$159,716,329	$(173,000)	$(182,869,268)	$500,000	$(22,626,701)

See accompanying notes to consolidated financial statements.

UBIQUITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,747,299)	$(24,696,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,812,969	1,866,852
Stock-based compensation	4,450,081	14,101,821
Common stock issued for settlements	377,328	-
Additional fair value related to exchange of options for accrued officer salaries	41,006	-
Common stock issued for extension of convertible note payable	190,530	-
Loss on change in fair market value of derivative liabilities	4,713,824	-
Principle increase due to default on convertible notes payable	1,188,596	-
Gain on extinguishment	(8,441)	-
Contributed interest on related party notes	-	18,418
Bad debt expense	309,630	49,355
Amortization of debt discount	2,428,933	881
Loss on impairment of intangible assets	5,422,055	-
Changes in operating assets and liabilities:
Accounts receivable	(2,700)	(11,250)
Prepaid expenses	(5,769)	47,349
Other current assets	100	(185,515)
Accounts payable	837,179	(299,877)
Accrued expenses	1,918,577	932,676
Accrued legal	7,700,000	-
Credit cards payable	(244,739)	343,219
Net cash used in operating activities	(5,618,140)	(7,832,312)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from (loans to) related parties	(62,169)	(187,331)
Purchase of property and equipment	-	(49,050)
Other assets	(48,371)	(24,590)
Purchase/acquisition of intangible assets	(200,942)	(392,977)
Cash from SME	-	19,727
Net cash used in investing activities	(311,482)	(634,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	2,168,475	200,000
Payments on convertible notes payable	(329,120)	-
Proceeds from loans payable - related party	1,468,307	41,251
Payments on loans payable - related party	(769,518)	-
Proceeds from sale of common stock	3,483,031	8,253,178
Net cash provided by financing activities	6,021,175	8,494,429

Change in cash and cash equivalents	91,553	27,986
Cash and cash equivalents, beginning of period	102,286	74,300
Cash and cash equivalents, end of period	$193,839	$102,286

Supplemental disclosures of cash flow information:
Cash paid for interest	$78,598	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Value of embedded conversion feature for debt discount	$2,051,477	$-
Conversion notes payable, accrued interest, accounts payable and derivative liabilities into common stock	$312,384	$-
Conversion related party notes payable into common stock	$57,500	$-
Common stock issued with convertible debt	$292,623	$-
Conversion of accrued wages into stock options	$1,118,500	$-
Reclass of derivative liability to equity upon payment of convertible note payable	$119,226	$-
Accounts payable exchanged for convertible note and BCF recorded	$27,249	$-
Media asset purchases included in accounts payable	$52,734	$-
Value of common stock issued for assets	$-	$2,250,000

See accompanying notes to consolidated financial statements.

UBIQUITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 and 2014

NOTE 1 - COMPANY OVERVIEW

Ubiquity, Inc. (“Ubiquity”, “we”, “us”, “our” or the “Company”) is focused on providing a platform which enables anyone to connect to internet-based content on any type of device. Ubiquity’s unique technology and robust patent portfolio has led to the development of the Company’s signature product, the Sprocket. The Sprocket can be easily downloaded onto any type of device (such as mobile phone, tablet, laptop, etc.) and then easily customized to provide the user with easy access to all web-based content, social media outlets, video-based content, private networks, social networks, personalized files, intelligent search, and virtually all other media. In short, the Sprocket provides easy and expedited access to content in the manner and choices selected by the user. The Sprocket also provides detailed analytics and data on the end-users, delivering tremendous value as a marketing tool to the content providers and advertisers.

Ubiquity expects new markets to be created and existing markets to be disrupted. There’s no shortage of examples of how Virtual Reality (“VR”), Augmented Reality (“AR”) and Mixed Reality (“MR”) can reshape existing ways of doing things- from buying a new home, interacting with a doctor, or watching a football game. As the technology advances, price points decline, and an entire new marketplace of applications (both business and consumer) hit the market. Ubiquity believes VR/AR has the potential to spawn a multibillion-dollar industry, and may possibly be as game changing as the advent of the PC was. VR (which immerses the user in a virtual world) and AR (immerses the user which overlays digital information onto the physical world) is driving a trend towards the adoption of software and applications delivered via head-mounted-devices “HMDs” as a new computing form factor.

Ubiquity has adopted its platforms to include the advancement of Virtual, Augmented and Mixed reality. It has excited us for decades, happening now due to the alignment of ecosystem drivers and technology advancements enabling the delivery of products and services via this medium. Currently it is mobile technologies that are accelerating the adoption of products and services designed to stimulate our human senses with realistic feedback that is truly immersive that allows intuitive interactions. Imagine how desktop, video, shopping, entertainment, travel, education and training, fitness, and healthcare can be enhanced by Virtual, (“VR”) Augmented (“AR”) and Mixed reality (“MR”). Ubiquity aims to capitalize on the evolving use cases, the potential market disruption, and the challenge of moving from science fiction to widespread adoption.

Virtual, Augmented and Mixed reality is essentially an artificial, software-created environment presented to users in such an immersive way that it is accepted as real. By stimulating the senses of sight and sound –and sometimes touch– we can interact with these environments in much the same way as we would the real world.

Immersion enhances everyday experiences, making them more realistic, engaging, and satisfying. VR, AR and MR provide the ultimate level of immersion, creating a sense of physical presence in real or imagined worlds. They bring a new paradigm for how we can interact with the world, offering unprecedented experiences and unlimited possibilities that will enhance our lives in many ways.

Sprocket VR

Ubiquity’s Sprocket VR technology is an integrated system that enables the most effective delivery of technology and services which has a universal platform on which all applications can be created and shared. Essentially, it enables the “App Store” of virtual reality. Sprocket VR’s technologies and services range from augmented reality to virtual reality to holographic images and the deployment and editing of VR content across all devices.

Ubiquity is uniquely positioned to support superior immersive Virtual and Augmented reality experiences across all platforms and head mounted devices (HMD’s). Ubiquity is committed to bringing seamless user experience to its customers through innovation. The Company’s business strategy leverages its unique patent portfolio to design and develop its own proprietary platforms, software applications, to establish new products and solutions with superior ease-of-use, seamless integration, and innovative design. The Company’s strategy also includes expanding its distribution network to effectively reach more customers and establish new business opportunities worldwide. The Company believes it has a sustainable competitive advantage in what could be the biggest market opportunity anywhere for the next decade or more.

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

In addition, in connection with the transaction, the Company forgave notes/accounts receivables due from Sponsor Me and SC Business, Inc.Members of SME management and SME consultants, who are also members of Ubiquity management, forgave approximately $3.2M in accrued salary and related expenses, Christopher Carmichael forgave $1,470,863, Connie Jordan forgave $1,198,565, and Brenden Garrison forgave $257,026 and the Company was relieved of paying payroll liabilities accrued in the amount of $313,136. On the closing date the management of SME relinquished all shares held as follows: Christopher Carmichael cancelled 19,800,000 in Sponsor Me, Inc. Connie Jordan cancelled 19,800,000 shares in Sponsor Me, Inc. and Brenden Garrison cancelled 25,000 shares in Sponsor Me, Inc., owning an aggregate 39,625,000 shares in Sponsor Me, Inc. and did not receive any additional shares in Ubiquity, Inc. or any other compensation in Ubiquity, Inc. as part of the Share Exchange Agreement. The Company recorded the acquisition of the remaining non-controlling interest as an equity transaction in accordance with (ASC) 810.

SC Business, Inc. (“SC”) is an entity owned by the Company’s CFO, Brenden Garrison. At times SC, in order to assist the Company in accessing its credit card lines (as provided by the Carmichael family – see “Loans Payable – Related Parties” below), periodically charged the Company’s credit cards and remitted the related funds, net of fees, back to Ubiquity or to SME.

Remittances to SME are intercompany transactions. Accordingly, such amounts are eliminated in the consolidation of SME.

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

At March 31, 2015, the following entry was recorded due to the forgiveness of accrued wages and taxes due to officers and to remove the Non-controlling interest:

March 31, 2015
Accrued Wages to Officers	$(2,926,456)
Accrued Taxes on Wages to Officers	(313,137)
Removal of Non-Controlling Interest	5,139,218
Reduction of Additional Paid-in Capital	$1,899,625

In addition, the operations of Sponsor Me are included within these consolidated financial statements and thus a pro-forma for the years ended December 31, 2015 and 2014 is not required.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles generally accepted in the United States of America (“U.S. GAAP”) and are presented in US dollars.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Ubiquity Broadcasting Corp. and Sponsor Me, Inc. (“SME”) for all periods presented, and its majority owned subsidiary Sprocket Wearables, Inc. (see below). Prior to March 31, 2015, the Company did not have an equity ownership in SME. However, since SME was primarily owned by officers of the Company, the Company had the power to make decisions that were most significant to SME and was expected to absorb the losses of SME. The Company determined that as of January 1, 2014, SME should be consolidated in with the Company’s operations. This determination was based upon the fact that the Company was the primary funding source for SME’s operations. Prior to 2014, SME funded operations through the sale of SME common stock. Effective March 31, 2015, the Company acquired SME; see above for additional information. All material inter-company accounts and transactions have been eliminated in consolidation.

Sprocket HK Limited

Ubiquity entered a corporate mandate with Strategic Capital Management Limited (“SCM”) to create Sprocket Hong Kong Limited. On March 3, 2015, Sprocket HK Limited was incorporated by James Tsiolis in Hong Kong with Ubiquity, Inc. holding a 51% non-dilutable stake in Sprocket HK Limited in accordance with the license agreement. The SCM Mandate was to manage all distribution channels and partners (among other things) throughout Australia, Asia, and North America via licensing of the Sprocket.

On March 13, 2015, Ubiquity, Inc. entered into a Non-Exclusive Commercial Technology License Agreement (the “License Agreement”) with Sprocket HK Limited (“Sprocket”), a Hong Kong limited liability company. Pursuant to the terms of the License Agreement, the Company agreed to grant to Sprocket HK a domestic and international non-exclusive license to and distribute products and services based upon the technology owned by the Company. Sprocket HK would also negotiate licenses with third parties, subject to the terms and conditions set forth in the License Agreement. The contract carried a minimum cash payment 180 days from the originate date of the contract in the amount of $100,000. and carried a revenue share agreement where Sprocket HK was to pay Ubiquity, Inc 60% of all net revenue proceeds of all licensed and sub-licensed technology either directly or indirectly. The cash flow generated from this agreement would have been or general expenses and working capital in Ubiquity, Inc. Ubiquity, as of the date of this filing, the Company has still not received its initial $100,000 minimum cash payment.

On March 20, 2015, Sprocket HK entered into a licensing agreement with iWebgate Limited dba Netlinkz (ASX:NET), amended as of May 4, 2015 whereby Sprocket HK granted to iWebgate dba Netlinkz (ASX:NET)a non-exclusive, license to use the Sprocket in their field of use “for telecom and commercial providers within a mobile container”. iWebgate dba Netlinkz (ASX:NET) is to pay Sprocket HK 60% per quarter of all net revenue proceeds received directly or indirectly from sub-licensing the sprocket. The source code only related to the “wheel” elements and not the back end data and analytics. iWebgate dba Netlinkz (ASX:NET) represented its intital distribution partner to be Telstra Corporation in Australia.

Effective June 28, 2016, the Company terminated its license agreement with Sprocket HK due to the material breach for non-payment of its initial minimum cash payment of $100,000.00,, not properly issuing the agreed 51% stake in Sprocket HK, and failure to provide Ubiquity the contractually agreed upon representation on the board of directors The Company sent out a notice to cure the material breach and no remedy was made within the contractual agreement of 30 days.

Although the Company never received its 51% stake of Sprocket HK, nor did Chris Carmichael receive the board seat in Sprocket HK that was a material part of the compensation outlined in the Sprocket HK License agreement, on August 15, 2016, a director of Sprocket HK sent a letter to the Company stating Ubiquity’s shares are cancelled in the Sprocket HK entity, effectively confirming the termination of the arrangement.

Sprocket Wearables, Inc.

On September 18, 2015, the Company entered into a Mobile Applications Development and Services Agreement (“Agreement”) with Appetizer Mobile LLC (“Appetizer”). Under the terms of the Agreement, Appetizer will provide all necessary development services related to mobile applications for the use of the Company’s signature product, the “Sprocket”, in wearable tech devices. Specifically, the first project will be for the integration of the Sprocket into the Apple Watch. Pursuant to the Agreement, the Company formed a new corporation, Sprocket Wearables, Inc. on September 25, 2015 (“Sprocket Wearable’s”). Appetizer will initially own twenty five percent (25%) of the issued shares of Sprocket Wearables. As of December 31, 2015, the Company owns 65%, Appetizer Mobile owns 25% and other investors own 10% through the investment of $1M in cash. As of December 31, 2015, investments of $500,000 have been received with the remaining $500,000 received in 2016. As of June 12, 2017, an additional $1,500,000 has been received.

On September 25, 2015, Ubiquity, Inc. entered into an exclusive license agreement with Sprocket Wearable’s Inc. The agreement calls for a 15% royalty of the gross sales of all licensed goods and services and an initial license non-refundable entry fee of $1,500,000, which will be used at the corporate level for general working capital purposes. This $1,500,000 in licensing revenue is eliminated in consolidation as it is a consolidated entity.

During the year ended December 31, 2015, there were no operations for this entity, other than the agreements listed above, and the investments received and agreements entered into.

Variable Interest Entity

Sponsor Me:

U.S GAAP require that if an entity is the primary beneficiary of a variable interest entity (“VIE”), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements. Ubiquity, Inc. considers itself to be the primary beneficiary of SME, and accordingly, has consolidated these entities beginning in January 2014, with the equity interests of the unaffiliated investors in SME presented as Non-controlling Interests in the accompanying interim consolidated financial statements.

Under ASC 810-10 the Primary Beneficiary is the party that has both of the following:

1. The power to make decisions regarding the activities that most significantly impact the success of the VIE, and

2. The obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE.

When multiple parties make decisions over different activities of the entity, only the party with power to direct the activities that most significantly impacts the entity’s economic performance will have satisfied the first condition. The Company, has the power to direct the most significant activities of SME.

Ubiquity satisfies the second condition because as the primary source of capital beginning in 2014, Ubiquity, Inc. is expected to absorb the losses that will be significant to the VIE. On March 31, 2015, SME was acquired by Ubiquity and thus the VIE was eliminated.

Sprocket HK:

Variable Interest Entity

U.S. GAAP requires that if an entity is the primary beneficiary of a variable interest entity (“VIE”), the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements.

Under ASC 810-10 the Primary Beneficiary is the party that has both of the following:

1. The power to make decisions regarding the activities that most significantly impact the success of the VIE, and

2. The obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE.

Ubiquity, Inc. does not consider itself to be the primary beneficiary of Sprocket HK. Based on the above, the accounts of Sprocket HK were not consolidated in the accompanying consolidated financial statements,

When multiple parties make decisions over different activities of the entity, only the party with power to direct the activities that most significantly impacts the entity’s economic performance will have satisfied the first condition. The Company, does not have the power to direct the most significant activities of Sprocket HK. Originally the Company was formed with the intent of giving Ubiquity, Inc a 51% stake in Sprocket HK, as well as a Board of Directors seat of Sprocket HK; however the Company was never given shares nor was a board of director seat granted.

Ubiquity also does not satisfy the second condition either. Ubiquity, Inc. is not expected to absorb any gains or losses that will be significant to the VIE. On June 28, 2016 Ubiquity ceased doing all business altogether due to a material breach of its licensing agreement. Although this entity was consolidated at September 30, 2015 (no significant operations), Sprocket HK was deconsolidated at December 31, 2015, based on the analysis noted above, without gain or loss.

Non-Controlling Interests

Non-controlling interest disclosed within the consolidated statements of operations represents the minority ownership’s 100% share of net losses of SME incurred during three months ended March 31, 2015. On March 31, 2015, SME was acquired by Ubiquity and thus the non-controlling interest was eliminated on that date.

Ubiquity, Inc. does not own Sprocket HK Limited as of August 2016 due to the breach of the agreement and failure to to provide required financial information, which is not consolidated into the accompanying consolidated financial statements. See above for additional information.

Ubiquity, Inc. owned 65% of Sprocket Wearables, Inc. as of December 31, 2015 which is consolidated into the accompanying consolidated financial statements. See above for additional information.

Cash and Cash Equivalents

For purposes of the accompanying consolidated financial statements, the Company considers all highly liquid instruments with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. The allowance for doubtful accounts was 0, and $70,000, respectively, at December 31, 2015 and 2014.

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

During the years ended December 31, 2015 and 2014, the Company incurred development costs in which were expensed of $235,713 and $444,811, respectively.

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

As of December 31, 2015, the Company’s derivative liabilities are considered a level 3 financial instrument; see Note 7 for discussion of valuation. As of December 31, 2015, we did not have any level 1or 2, assets or liabilities.

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

The Company follows ASC Topic 505-50, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

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

Earnings per Common and Common Equivalent Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of warrants and stock options outstanding using the treasury stock method and the average market price per share during the year. Convertible notes payable, options, warrants and convertible preferred stock which are common stock equivalents are not included in the diluted earnings per share calculation for the years ended December 31, 2015 and 2014, respectively, since their effect is anti-dilutive.

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company’s adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued guidance that requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. If such conditions or events exist, disclosures are required that enable users of the financial statements to understand the nature of the conditions or evens, management’s evaluation of the circumstances and management’s plans to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. The Company will be required to perform an annual assessment of its ability to continue as a going concern when this standard becomes effective on January 1, 2017. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance on January 1, 2015 did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance is not expected to have a material impact on the Company’s consolidated financial statements. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted; however the Company plans to adopt the standard in the first quarter of 2019. The Company is evaluating the impact of ASU 2016-02.

The following standards were effective for and adopted by the Company in 2017. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows:

Update 2017-04—Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

A public business entity that is an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact of ASU 2017-04.

Update 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting

Effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company is evaluating the impact of ASU 2017-09.

Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business

Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is evaluating the impact of ASU 2017-14.

Update 2016-17—Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control

The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

Update 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

For public business entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Update 2016-07—Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting

Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effective Date and Transition Guidance (a consensus of the Private Company Council)

NOTE 3 - PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses consisted of payroll deposits as of December 31, 2015 and 2014.

Other assets consisted of deposits on operating leases as of December 31, 2015 and 2014.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment recorded at cost consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Machinery and equipment	$477,104	$486,122
Office equipment	879,752	881,100
Leasehold improvements	641,599	641,599
Subtotal	1,998,455	2,008,821
Accumulated depreciation	(1,550,128)	(1,257,637)
Property and equipment, net	$448,327	$751,184

Depreciation expense was $298,763 and $304,158 for the years December 31, 2015 and 2014, respectively.

NOTE 5 - INTANGIBLE ASSETS

The Company’s capitalized costs in relation to developing and acquiring intangible assets, consisted of the following as of December 31, 2015 and 2014:

	Weighted
	Average	Gross		Impairment/	Gross	Accumulated	Net
	Life (Yrs)	1-Jan 2014	Additions	Disposal	December 31, 2014	Amortization	December 31, 2014
Amortized Intangible Assets:
Patent & Trademarks	5	1,085,077	138,948	-	1,224,025	(254,049)	969,976
Media Projects	5	363,850	272,559	-	636,409	-	636,409
Sprocket Asset Group	5	5,502,827	2,746,536	-	8,249,363	(2,890,100)	5,359,263
Website	5	63,589	90,951	-	154,540	(35,118)	119,422
		$7,015,343	$3,248,994	$-	$10,264,337	$(3,179,267)	$7,085,070

	Weighted
	Average	Gross			Gross	Accumulated	Net
	Life (Yrs)	1-Jan 2015	Additions	Impairment	December 31, 2015	Amortization	December 31, 2015
Amortized Intangible Assets:
Patent & Trademarks	5	969,976	74,226	(988,925)	55,277	(55,277)	-
Media Projects	5	636,409	174,338	(405,496)	405,251	-	405,252
Sprocket Asset Group	5	5,359,263	5,136	(3,936,538)	1,427,861	(1,427,861)	-
Website	5	119,347	-	(91,046)	28,301	(28,301)	-
		$7,084,995	$253,700	$(5,422,055)	$1,916,690	$(1,511,439)	$405,252

Amortization expense for all intangible assets was $1,514,206 and $1,511,439 for the years ended December 31, 2015 and 2014, respectively. The Sprocket Asset Group consists of the Invicta Immersive Property, Think Mobile Giftsender, Think Media, Digital Magazine, and a portion of the websites that were previously reported.

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

Loss on Impairment

Management reviews intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of the intangible assets may not be recoverable. Recoverability of the intangible assets is measured by comparing the carrying amount of the assets to the future estimated undiscounted cash flows that the asset is expected to generate. If the estimated undiscounted future cash flows are less than the carrying amount, these intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying amount of these assets and their estimated fair value. The fair value of the asset is estimated based on discounted future cash flows using a discount rate commensurate with the risk. Our estimate of future cash flows requires assumptions and judgment, including forecasting future sales and expenses and estimating useful lives of the assets. The use of different assumptions, estimates or judgments, such as the estimated future cash flows or the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of the intangible assets with finite lives. Intangible assets primarily consist of the Sprocket Asset Group, internally developed Intellectual Property, acquired Intellectual Property, and a robust portfolio of patents, which are referred to as the Sprocket Asset Group. This analysis was performed during our reporting process for our December 31, 2015 annual consolidated financial statements. Procedures performed during the process include, but are not limited to, the following:

During the process of preparing the 2015 consolidated financial statements, it became apparent that the recoverability of the Sprocket Asset Group was not reasonably assured, as a result of its foreign entity and partner Sprocket HK and iWebgate (ASX:IWG) dba Netlinkz (ASX:NET) and its arranged licensing agreement terms being breached by the licensee. As a consequence, management is unable to estimate expected cash flows with any certainty. As a result of such subsequent developments, management has concluded that, as of December 31, 2015, the remaining carrying value of the sprocket asset group was fully impaired. Based on the information available at the time of our filings prior to December 31, 2015, management does not feel that such full impairment was appropriate for such prior filings. The loss on impairment for 2015 was ($5,422,055).

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Salaries and wages - Ubiquity, Inc.	$564,767	$559,704
Payroll and other taxes	1,169,197	1,145,125
Accrued consulting fee - BOD Member $450,000 and $150,000	791,877	150,000
Accrued interest	459,068	-
Accrued rent	93,575	52,558
Stock purchase guarantee	205,700	-
Other	310,499	1,967
Total current accrued expenses	3,594,682	1,909,354

Salaries and wages, long-term - Ubiquity, Inc.	-	1,000,000
Salaries and wages, long-term - Sponsor Me, Inc.	-	3,120,120
Total accrued expenses	$3,594,682	$6,029,474

The Company’s Chief Executive Officer and Senior Executive Vice President are paid as consultants and thus the required payroll taxes are not withheld and remitted to the appropriate taxing authorities. The Company issues these individuals 1099s which represent amounts paid to them. In connection with this, the Company accrues estimated taxes and penalties due to taxing authorities in which would be potentially due if the taxing authorities were to require the Company’s to pay if the individuals were deemed employees. The Company accrues the taxes at the time in which the amounts payable to the individuals is recorded. See Note 8 for discussion related to compensation either paid and/or accrued for related parties. As of December 31, 2015 and 2014, total amounts accrued related to potential payroll taxes and penalties were $868,075 and $890,623, respectively. The California Employment Development Department has confirmed final balances for the tax years ending 2009 through March 31, 2017 for a total owing $225,555. The Company has a higher accrual for what is actually owed as when the above mentioned Officer and Vice President start receiving payment of their accrued salary it will match with the correct period.

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

See Note 10 for discussion related to the stock purchase guarantee.

See Note 8 for discussion related to the accrued consulting fee - BOD Member and the portion of Salaries and wages - Ubiquity due to the Company’s officers.

NOTE 7 - NOTES PAYABLE

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have issuance discounts and other fees withheld. During the year ended December 31, 2015 the Company issued convertible notes payable principal amounts aggregating $2,380,350 in which proceeds of $2,168,475 were received. The convertible notes payable incur interest rates ranging from 1% to 12% per annum with due dates ranging from August 2015 to April 2017. The convertible notes payable were initially convertible into common stock of the Company at discounts ranging from 55-65% of either the lowest closing prices in the 20 days before the conversion date, the lowest trading price in the 25 days before the conversion date, or the volume-weighted average price of the three days before the conversion date. Certain of these notes are convertible immediately upon issuance, while others do not become convertible for a period of 180 days after issuance. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. The Company has recorded, or will record, a derivative liability in connection with the convertible notes payable on the date they become convertible. The combination of the original issue discount (“OID”), fees paid and allocation to the derivative liabilities resulted in discounts to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable. In addition, the Company issued 450,000 shares of common stock in connection with some of the convertible notes. The Company valued the common stock at $95,250 based upon the closing market price on the date of the transaction. The value of the common stock was recorded as a discount to the notes payable. On April 15, 2015, the default provision of all convertible notes payable were triggered due to the Company’s delinquency in filing their annual report. Thus, as of April 15, 2015, all convertible notes payable became convertible; interest rates were increased at rates ranging from 12% to 24% per annum; and the principal balances were increased at rates ranging from 110% to 150% totaling $716,605 in additional principal plus $471,990 in interest. The increase in principal was recorded as interest expense during the year ended December 31, 2015.

As of December 31, 2015 and 2014, the Company has $3,405,076 and $204,000 in principal of convertible notes payable, respectively. During the years ended December 31, 2015 and 2014, $2,030,802 and $881 of the discount was amortized to interest expense, respectively. As of December 31, 2015 and 2014, the unamortized debt discounts were 361,944 and $3,119, respectively. The Company is amortizing the debt discount using the straight line method due to the short term of the notes. The remaining discount at December 31, 2015, will be amortized during 2016.

During the year ended December 31, 2015, principal of $75,000 was converted into 1,552,701 shares of common stock. In connection with this conversion, the Company determined the fair market value of common stock to be $353,883 based upon the closing market price on the date of conversion. In connection with the conversion, the Company reclassified derivative liabilities of $231,292 and recorded a gain on extinguishment of $8,441 which represented the difference between the fair market value of the common stock and the convertible notes and derivative liabilities extinguished.

During the year ended December 31, 2015, principal of $125,120 of convertible notes were repaid. In connection with these repayments, derivative liabilities of $119,226 were reclassed to equity as the convertible note in which the derivative liabilities corresponded to were repaid and thus the conversion feature was eliminated.

At various times during the year ended December 31, 2015, the Company issued a total of 925,000 shares of common stock to various holders of the convertible notes payable. The issuances related to various penalties, settlements, etc. related to the convertible notes payable being in default. The Company valued the shares at $229,623 based upon the closing market price of the Company’s common stock on the date of the transaction. The value of the common stock was immediately expensed as interest expense.

The Company issued 37,500 shares to a convertible debt holder recorded at a fair value $16,875 as part of a forbearance agreement.

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the embedded conversion feature. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the year ended December 31, 2015, the Company recorded initial derivative liabilities of $3,267,843 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0853 to $1.00, our stock price on the date of grant ($0.15 to $0.57), expected dividend yield of 0%, expected volatility of 132% to 200%, risk free interest rates ranging from 0.23% to 0.56% and expected terms ranging from one (1) to two (2) years. Upon initial valuation, the derivative liability exceeded the face value of certain of the convertible note payables by approximately $1,363,000, which was recorded as a day one loss on derivative liability.

On December 31, 2015, the derivative liabilities were revalued at $6,785,665 resulting in a loss of $4,713,824 related to the change in fair market value of the derivative liabilities for the year ended December 31, 2015. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.04 to $0.15, our stock price on the date of valuation ($.12 to $.24), expected dividend yield of 0%, expected volatility of 143% to 188%, risk-free interest rates ranging from 0.23% to 0.58%, and an expected terms ranging from 0.10 to 1.83 years.

Other Convertible Notes Payable Transactions

On November 17, 2014, Ubiquity, Inc. closed a financing transaction by entering into a Purchase Agreement dated November 12, 2014 (the “Purchase Agreement”) with KBM Worldwide, Inc. (the “Purchaser”) for an aggregate principal amount of $204,000 (the “Purchase Price”). Pursuant to the Purchase Agreement, the Company issued an 8% Convertible Promissory Note (the “Note”).

The Note earned an interest rate per annum equal to 8% and had a maturity date of August 14, 2015 (the “Maturity Date”). The Note was convertible any time during the period beginning on the date which was one hundred eighty (180) days following the date of the issuance on this Note and ended on the later of (i) the Maturity Date and (ii) the date of payment of the Default Amount at a conversion price equal to 50% discount to the average of the lowest three (3) trading prices for the Common Stock during the twenty (20) Trading Day period immediately prior the conversion date. The Note Conversion Price was subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions and any issuances of securities below the conversion price of the Note. Since the conversion feature was only convertible after six months, there was no derivative liability as of December 31, 2014.

In the event of default, (“Event of Default”) the Purchaser has the right to require the Company to repay in cash all or a portion of the Note at a price equal to 150% of the aggregate principal amount of the Note plus all accrued and unpaid interest on the principal amount of this Note. In addition, in the event of a merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event, (“Major Event”) the Purchaser has the option to treat the event as an Event of Default or may immediately convert the remaining balance on the Note and shall be entitled to receive as many shares as the Purchaser would have been entitled to immediately prior to the Major Event. The Company repaid KBM timely.

On February 11, 2014, the Company entered into an agreement with a law firm in which $27,249 in accounts payable was converted to a convertible promissory note in the same amount. Under the terms of the agreement, the note was immediately convertible at $0.001 per share, incurred interest at 10% and due upon demand. The Company didn’t account for the transaction until the year ended December 31, 2015 when a conversion was requested and the oversight was identified. The Company determined that a beneficial conversion feature of $27,249 should have been recorded and immediately expensed as interest expense at the time of the original agreement. The amount was recorded during the year ended December 31, 2015 as the amount was not considered material to the year ended December 31, 20 a 2014. During the year ended December 31, 2015, assignees of the holder converted $16,000 of the balance into 16,000,000 shares of common stock. As of December 31, 2015, $11,249 was due on the note and is included witin convertible notes payable.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of June 12, 2017 the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 90 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

Compensation Related

UBIQUITY, INC.

SC Business, Inc.

SC Business, Inc. (“SC”) is an entity owned by the Company’s CFO, Brenden Garrison. At times SC charges Ubiquity for tax/consulting work. In order to assist the Company in accessing its credit card lines (as provided by the Carmichael family – see “Loans Payable – Related Parties” below), SC Business periodically charges the Company’s credit cards and remits the related funds, net of fees, back to Ubiquity or to SME. The following is a summary of the transactions between the parties during the years ended December 31, 2015 and 2014:

	2015	2014
Receivable from SC Business, beginning of the year	$1,279,681	$437,812
Amount charged on Ubiquity Credit Cards by SC Business	$4,628,579	$2,619,267
Amounts remitted back to Ubiquity	(3,842,503)	(1,673,407)
Amounts retained by SC for settlements of Brenden Garrison’s accrued salary and reimbursements(2015) and amounts due SC (2014)	(191,796)	(28,758)
PayPal and other fees incurred by SC Business	(166,327)	(75,233)

Receivable from SC Business (1)	$1,707,634	$1,279,681 (1)
Amounts remitted to SME	$426,787	$609,897 (2)

(1)	The substance of this receivable is that it is due from SME based on the balance being related to amounts remitted from Ubiquity to SME. Accordingly, such amounts are eliminated in the consolidation of SME.
(2)	Net of approximately $232,000 of amounts owed to SC Business.

Max Gan

Max Gan was an employee of the Company. In prior years Max Gan loaned the company money periodically and also assisted the Company in accessing its credit card lines. Max Gan then remitted the related amount charged, net of fees, back to Ubiquity. The following is a summary of the transactions between the parties during the year ended December 31, 2015 and 2014:

	2015	2014
Receivable from Max Gan, beginning of year	$247,461	$125,920
Amount charged on Ubiquity Credit Cards	$718,124	$574,040
Amounts remitted back to Ubiquity	(642,079)	(393,405)
PayPal and other fees incurred	(13,876)	(42,185)
Interest Service fees charged	$0	$(16,909)
Allowance for bad debt	(309,630)
Receivable from Max Gan,net, end of period	$0	$247,461

Nicholas Mitsakos

Nicholas Mitsakos was the Company’s Co-Chairman of the Board. The Company entered into a directors retention agreement with Mitsakos on March 22, 2013 for the issuance of 250,000 shares of common stock and amended in July 2013 for the issuance of an additional 250,000 shares of common stock. Finally, the agreement was amended in December 2013, which calls for monthly payments of $25,000 beginning in January 2014. During the years ended December 31, 2015 and 2014, the Company recorded expense of $300,000 and $150,000, respectively, under the contract. As of December 31, 2015 and December 31, 2014, the cash amounts owed under the contract were $450,000 and $150,000, respectively. Subsequent to year end, the amounts due were settled with the issuance of 1,986,439 common shares see Note 14.

Carmichael Enterprises

This entity is owned by Al Carmichael, who is the father of our CEO, Chris Carmichael. Al Carmichael is the signor for the Company’s business credit cards. In exchange for providing the Company with the access to the related credit lines, the Company pays him a monthly fee of $2,500 per month. During the years ended December 31, 2015 and 2014, the Company expensed $30,000 and $30,000 in consulting fees of which $0 and $0 was due, respectively. In addition, the Company owed him $16,000 and $10,000, in reference to a note payable at December 31, 2015 and 2014, respectively. On October 24, 2016, Albert Carmichael filed a UCC-1 financing statement for amounts owed relating to a personal loan to the Company as well as certain credit being secured for the Company listing the Company’s fixed assets as collateral.

Brittany Carmichael

Brittany Carmichael is the daughter of our CEO, Chris Carmichael and provided secretarial, administrative, and marketing support for the Company. The Company expensed approximately $69,753 and $27,012 related to her salary, reimbursed expenses, and beneficial payments charged against her salary during the years ended December 31, 2015 and 2014, respectively. Effective November 30, 2016 Brittany no longer provided services to the Company.

Cameron Carmichael

Cameron Carmichael is the son of our CEO, Chris Carmichael, and provided studio related services to the Company. The Company expensed approximately $33,526 and $31,375 related to his salary, reimbursed expenses, and beneficial payments against his salary during the years ended December 31, 2015 and 2014, respectively. Effective March 1, 2017 Cameron no longer provided services to the Company.

Shane Carmichael

Shane Carmichael is the son of our CEO, Chris Carmichael, and provided studio related services to the Company. The Company expensed approximately $72,084 and $66,737 related to his salary, reimbursed expenses, and beneficial payments charged against his salary during the years ended December 31, 2015 and 2014, respectively. Effective December 31, 2016 Shane no longer provided services to the Company.

Christopher Carmichael & Connie Jordan

The following is a summary of compensation paid and amounts payable to Christopher Carmichael and Connie Jordan for the years ended December 31, 2015 and 2014:

	Christopher		Christopher
	Carmichael		Carmichael		Connie Jordan		Connie Jordan
	2015		2014		2015		2014
Beginning Accrued Balance	$2,705,365		$1,053,398		$1,199,523		$181,241
Add SME <FN 6> - January 1, 2014	0		1,220,863		0		971,065
Annual Salary - Ubiquity, Inc.	532,200		539,400		264,400		264,400
Annual Salary - Sponsor Me, Inc.	0		200,000		0		180,000
Annual Director Fees	-		-		-		-
Bonus	13,467		403,010		3,634		120,943
Other Reimbursements (3)	73,929		14,994		63,539		5,957
Subtotal	3,324,961		3,431,665		1,531,096		1,723,606
Payments	(505,352	)(2)	(726,300	)(2)	(270,084	)(2)	(524,083	)(2)
SME Amounts Forgiven in Share Exchange Agreement(4)	(1,470,863)		-		(1,198,565)		-
Option Exchange Forgiveness of Salary	(1,000,000	)(1)
Accrual - Ending December 31	$348,746		$2,705,365		$62,448		$1,199,523

(1) Salary and bonuses forgiven for the exchange to purchase options, see Note 6.

(2) Payments do not include amounts SME paid an aggregate of approximately $62,573 and $61,875 in benefits for the years ended December 31, 2015 and 2014, respectively.

(3) Other income primarily relates to the benefit of using American Express points.

(4) See Note 6.

For the year ended December 31, 2015, Chris Carmichael loaned Ubiquity $1,204,905 and at December 31, 2015 was owed $605,172. The loans are memorialized by contracts bearing 8% interest annually.

On June 9, 2016, Christopher Carmichael filed a UCC-1 financing statement for his amounts owed as an officer director and loans to the Company totaling over $2,000,000 owed at the time, listing the Company’s intellectual property and other fixed assets as collateral. Chris Carmichael had previously loaned the Company $14,571,612 through personal loans and amounts secured by his family for business expenses for the two years ended December 31, 2015 and 2014 respectively, including $8,065,771 for the year ended December 31, 2015.

Annual Salary

On December 20, 2013, effective January 1, 2014, the Board of Directors approved to increase Christopher Carmichael, the Company’s CEO, annual salary from $420,000 to $525,000. Additionally, the CEO receives and accrues a medical allowance of $1,200 per month. In addition, the CEO receives an annual grant of 300,000 options prior to January 1, 2014 and 600,000 subsequently.

On December 20, 2013, effective January 1, 2014, the Board of Directors approved to increase the Company’s CFO’s annual salary from $150,000 to $225,000 and an annual option grant of 150,000 shares.

The Company’s Senior Executive Vice President, Connie Jordan, received an annual salary of $250,000 during the years ended December 31, 2015 and 2014. Additionally, the Senior Executive Vice President receives and accrues a medical allowance of $1,200 per month and an annual option grant of 200,000 prior to January 1, 2014 and 300,000 subsequently.

Bonus

During the years ended December 31, 2015 and 2014, the CEO earned bonuses of $13,467 and $403,010, respectively, in connection with the bonus provisions of his related employment agreement (see Note 10). During the years ended December 31, 2015 and 2014, the Senior Executive Vice President earned bonuses of $3,634 and $120,943, respectively, in connection with the bonus provisions of her related employment agreement (see Note 10). The Company accounts for the bonuses as payroll expense.

Accrued Amounts Payable to CEO and Senior Executive Vice President

As of December 31, 2015 and 2014, amounts payable to the CEO related to the items discussed above were $348,746 and $2,705,365, respectively. See Note 6 for discussion related to $1,000,000 of salary and bonus payable to the CEO exchanged for options to purchase shares of the Company’s common stock. As of December 31, 2015 and 2014, amounts payable to the Senior Executive Vice President related to the items discussed above were $241,925 and $1,199,523, respectively.

Board of Director Fees

Effective July 1, 2014, the Company revised its policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off$25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company’s various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation. During the years ended December 31, 2015 and 2014, the Company accrued $85,000 And $32,500 respectively, in connection with amounts due to non-officer board of director members. As of December 31, 2015 and 2014, $217,500 and $132,500 was included in accrued expenses in the accompanying consolidated balance sheets, respectively.

On June 9, 2016, Christopher Carmichael filed a UCC-1 financing statement for his amounts owed as an officer director and loans to the company totaling over $2,000,000 owed at the time, listing the Company’s intellectual property and other fixed assets as collateral. Chris Carmichael had previously loaned the company $14,571,612 through personal loans and amounts secured by his family for business expenses for the years ended December 31, 2015 and 2014 respectively, including $8,065,771 for the year ended December 31, 2015.

UBIQUITY, INC.

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family are up to $800,000 per month and is memorialized in a formal loan agreement. Of which a total loaned from the use of these guaranteed cards was $6,824,866 and $6,280,841 during the years ended December 31, 2015 and 2014, respectively. See Note 9 for discussion of options granted during the year ended December 31, 2015 in connection with this guarantee.

The Company benefited from the use of American Express points totaling approximately $70,000 in cash value. The Company used these points to pay for business expenses, to pay down the business card, and other expenses.

The Company had certain notes payable outstanding to related parties as of December 31, 2015 and 2014. During the years ended December 31, 2015 and 2014, the Company borrowed $1,204,905 and $225,000 from Chris Carmichael for which payments were made of $599,732 and $225,000, respectively. As of December 31, 2015 and 2014, Christopher Carmichael was owed $605,172 and $0, respectively. The amounts were unsecured, incurred interest at 8% per annum and due on demand. During the year ended December 31, 2015, the Company recorded accrued interest of $10,100. The proceeds were used for operations.

Albert Carmichael, a family member of the Company’s CEO, was owed $16,000 and $10,000 as of December 31, 2015 and 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

Employees, consultants or shareholders of the Company were owed $74,394 and $18,489 as of December 31, 2015 and 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. However, the Company is recording interest at 8% per annum which is consistent with other related party loans, for a total accrued interest of $7,500 as of December 31, 2015. The proceeds were used for operations. In addition, during the year ended December 31, 2015, the Company issued 736,834 shares of common stock in settlement of $57,500 in principal balance. The Company valued the shares of common stock at $81,032 based upon the closing market price on the date of issuance. The excess fair market value of the common stock over the amount relieved of $23,532 was recorded as interest expense. As of December 31, 2015, one of the notes representing $20,000 is convertible into shares of common stock at a rate of $.08 per share.

In February 2014, the Company received a $50,000 loan from a shareholder. The proceeds from the loan were used for operations and were due on demand. No formal terms were ever entered into in connection with the loan. During the year ended December 31, 2014, the Company repaid the $50,000 loan and an additional $5,000 which was accounted for as interest expense.

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

On December 31, 2015 the company issued 1,500,000 Series A preferred shares to Christopher Carmichael and 500,000 Series A preferred shares to Connie Jordan valued at $24,745.

Proceeds from Sales of Common Stock

During the years ended December 31, 2015 and 2014, the Company issued 60,094,410 and 10,551,572 shares of common stock for cash proceeds of $3,483,031 and $8,060,178, respectively. As of December 31, 2015, the Company recorded a subscription receivable of $173,000 for the issuance of shares of common stock for which the cash was received subsequent to December 31, 2015. Included with certain of the stock issuances, the Company issued a warrant to purchase 333,334 shares of common stock with an exercise price of $0.50, vested upon grant and mature in April 2020.

During the year ended December 31, 2015 Sprocket Wearables, Inc. issued 500,000 shares of common stock for cash proceeds of $500,000.

Common Stock Issued for Services and Settlement

During the years ended December 31, 2015 and 2014, the Company issued 9,984,450 and 1,739,107 shares of common stock for services and settlement. The Company determined the value of such shares to be $2,726,666 and $10,568,834 for the years ended December 31, 2015 and 2014, respectively. The values were based upon the fair market value of the Company’s common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

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

Options

During the year ended December 31, 2015, the Company granted options to purchase 3,007,231 shares of common stock to the board of directors and employees, including 850,000 to the CEO and 550,000 to the EVP for board of director and employment services; 150,000 to the CFO, 269,331 to the CEO in connection with guarantees made on Company loans/credit cards; 32,767 to the CEO in connection with the Monkey Bars asset acquisition and 684,223 to employees and other board members. The options were valued at $3,827,938 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.87 to $2.41; dividend yield of 0%; expected volatility of 163%; risk-free interest rates of 0.12% and expected life of 60 months. During the years ended December 31, 2015 and 2014, the Company recorded $2,136,401 and $2,331,085 in compensation expense in connection with the options, respectively. The Company expects to record the remaining unamortized portion of $338,286 during the year ending December 31, 2016.

During the years ended December 31, 2015, the Company granted options to purchase 1,125,000 shares of common stock to the board of directors and employees, including 600,000 to the CEO and 300,000 to the EVP, 150,000 to the CFO in connection with their employment; 2,561,856 to the CEO in connection with the forgiveness of $1.0 million in accrued salary (see Note 6); and 75,000 to an employee. The options were valued at $765,927 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.49 to $0.67; dividend yield of 0%; expected volatility of 164.0%; risk-free interest rates of 0.12% and expected life of 60 months. During the year ended December 31, 2015, the Company recorded $634,101 in compensation expense in connection with the options. The Company expects to record the remaining unamortized portion of $111,079 during the year ending December 31, 2016.

During the year ended December 31, 2015, the Company granted options to purchase 1,993,057 shares of common stock to the CEO in connection with the Company’s use of the CEO’s personal credit card. Under the terms of the arrangement, the Company issues options which represent 10% of the balance on the credit card at the end of the month. The exercise price represents the closing market price of the Company’s common stock at the close of the month. The options are immediately vested. The options were valued at $522,277 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.11 to $0.67; dividend yield of 0%; expected volatility ranging from 162% - 165%; risk-free interest rates of 0.12% and expected life of 60 months. During the year ended December 31, 2015, the Company recorded $522,277 in compensation expense in connection with the options, respectively.

The aggregate intrinsic values of the options on the date of grant were $0 as the Company issues options at the then fair market value of common stock. As of December 31, 2015, all options were exercisable at prices above the fair market value of the Company’s common stock.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On March 1, 2015, the board modified Christopher Carmichael’s employment agreement to reflect the same base salary of $525,000 annually but a different bonus structure focusing on the revenue performance of the Company. He also is to receive 600,000 options annually. Beginning March 1, 2015, Carmichael receives three and a half percent (3.5%) of gross revenue from any and all corporate activities worldwide and a two and a half percent (2.5%) gross override of the book value derived from all cashless transactions t. Mr. Carmichael is also awarded twenty percent of all gross revenues associated with the project known as “106 Yards”. All cashless transactions are paid out as common stock. Upon termination of the amended agreement, the Company is obligated to pay employee any outstanding liabilities owed to him and amounts owed per the contract to the end of the term. On March 1, 2015, the board modified Connie Jordan’s employment agreement to reflect the same base salary of $250,000 annually but a different bonus structure focusing on the revenue performance of the Company. Beginning March 1, 2015, Jordan receives one and a half percent (1.5%) of gross revenue from any and all corporate activities worldwide and a three percent (3%) gross override of revenue resulting from the successful patent prosecution, litigation, settlement or actions taken by the Company. Upon termination of the amended agreement, the Company is obligated to pay employee any outstanding liabilities owed to her and amounts owed per the contract to the end of the term. She also is to receive 300,000 options.

On January 1, 2014, Brenden Garrison’s employment contract was amended to reflect an annual base salary of $225,000 with additional compensation of 150,000 options annually.

On January 1, 2012, as amended on August 1, 2013, the Company entered into an employment agreement with Bryan Harpole (the “Harpole Agreement”) to be employed as the Company’s general studio manager on an at will basis. Mr. Harpole received an annual salary of $150,000 and is eligible for certain bonuses including an annual bonus in the form of stock options to purchase 75,000 shares at an exercise price of $4.00. Harpole receives a one percent (1%) gross override for all revenue relating to studio revenues. Effective April, 2016, Mr. Harpole no longer provided services to the Company, and the employment agreement was terminated.

The foregoing descriptions of the terms of the Carmichael Agreement, Jordan Agreement, Garrison Agreement, and Harpole Agreement do not purport to be complete and are qualified in their entirety by reference to the provisions of such agreements filed as Exhibits 10.1 10.2, 10.3, and 10.4 to the December 31, 2015 10-K, respectively.

Other Contingencies

At the time of death of the former President of Ubiquity, Gregory Crotty had accrued $93,743 in salary, 22,857 Common Shares of Ubiquity Broadcasting Corporation, and had 200,929 options to purchase Ubiquity Broadcasting Corporation Common Shares at $5.25 per share. He also had 42,857 shares of common stock issued in his name. Ubiquity will have to issue these shares and pay the balance of his accrued salary to the proper beneficiary once established. As of December 31, 2015, an established beneficiary has yet to be named. All 200,929 options expired as of December 31, 2011 and are not included in total options outstanding.

During the first quarter of 2013, the Employment Development Department of the State of California (the “EDD”) notified the Company that it proposed to categorize our independent contractors as employees and proposed an assessment of additional employment taxes in the amount of $305,885, which represented a contingent liability. The Company filed a formal petition as of April 22, 2013. The Company has recorded a provision for the assessment as an accrued expense even though the Company believes the independent contractors do not meet the definition of an employee. In a letter from the EDD dated July 21, 2015, the EDD issued a final assessment of employment taxes in the amount of $36,128 for the period from October 1, 2009 to September 30, 2012. For the period April 1, 2013 to December 31, 2015, the EDD issued a notice of adjustment with an amount due of $39,427.21, and for the subsequent periods up to March 31, 2017 the amount owed was $150,339. As of December 31, 2015 and 2014, total amounts accrued on the accompanying consolidated financial statements related to potential payroll taxes and penalties were $868,075 and $890,623, respectively. The California Employment Development Department has confirmed final balances for the tax years ended 2009 through March 31, 2017 for a total owing $225,555. The Company has a higher accrual for what is actually owed as when the above mentioned Officer and Vice President start receiving payment for their accrued salary it will match with the correct period.

Litigation

Think Design Media, Inc. and Related Entities

As previously disclosed in the Company’s Quarterly Report for September 30, 2015 on February 26, 2015, the Company, Think Mobile, Inc., Think Design Media, Inc. and all other parties to the lawsuits submitted to the Superior Court of California, County of Orange a request for dismissal of all actions between the parties, after executing a Confidential Settlement Agreement and Release (the “Agreement”). As part of the Agreement, the lawsuits were settled and the Company obtained a full release from all defendants to such lawsuits.

Other

Ubiquity v. Castro:

On or about July 2014, Ubiquity filed a demand for arbitration with Judicial Arbitration and Mediation Services (‘JAMS’) against Lawrence E. Castro (“Castro”) for breach of the settlement agreement dated August 19, 2013, which was executed to settle and resolve a dispute between Ubiquity and Castro regarding a prior “Work for Hire” relationship between the parties (the “Castro Settlement”). Under the Castro Settlement, the Company paid Castro monetary compensation in exchange for providing certain agreements and assurances designed to protect certain intellectual property, business plans, road maps, vendors, investor relationships, employee relationships, contractors and work in progress. The arbitration complaint filed by Ubiquity alleges that Castro breached the Castro Settlement and is seeking damages in the amount of $176,763, plus interest, representing the stated damages in the settlement agreement of what Ubiquity has paid to Castro. Ubiquity also seeked injunctive relief, actual losses incurred by Castro’s breach, and damages for unjust enrichment, including expenses and other sundry damages.

Ubiquity was awarded a final amended award on January 6, 2017 for attorney’s fees of $32,919 and costs of $10,219 along with the original award for damages of $176,763. Interest is awarded as allowed on unpaid balances until paid in full. Total award less interest is $219,901.

Kay Strategies v. Ubiquity:

Kay Strategies filed a complaint against the Company and its officers and directors for various violations of federal and state securities law, in the District Court for the Southern District of California. The Company and its officers and directors thereafter moved to dismiss the complaint under FRCP 12(b)(5) and 12(b)(6). Kay Strategies chose instead to amend voluntarily. Kay Strategies then filed a First Amended Complaint, alleging the same federal and state securities violations. The amended pleading essentially alleges that Kay Strategies purchased restricted Ubiquity stock from a third party. Kay Strategies’ personal representatives allegedly advised it that they were orally informed by Ubiquity’s outside securities’ attorney that it would lift the stock restrictions by a certain date, which did not occur, allegedly causing Kay Strategies damages. Kay Strategies contends that it would not have purchased the Ubiquity stock from the third party had it not had this assurance. The Company denies that it ever made such a guarantee or represented same to Kay Strategies’ representative. Ubiquity also contends that if outside counsel made any statements [which the Company denies happening], counsel was never authorized to do so. Prior to the stock purchase, no authorized director, officer or agent of the Company met with or discussed with anyone at Kay Strategies its prospective purchase of the Company’s stock from any third party. Ubiquity recently filed another FRCP 12(b)(6) motion challenging the efficacy of these allegations. The district court dismissed Kay Strategies’ first and second Amended Complaint without prejudice. On July 15, 2016, the court issued an order denying the Motion to Dismiss Claims against the Defendants, and directed Defendants to answer on or before August 15, 2016. On August 12, 2016, Defendants filed their Answer to the Amended Complaint.

On November 18, 2016, an Early Neutral Evaluation Conference and Case Management Conference were held before Magistrate Judge Louisa S. Porter. The case did not settle. A scheduling order issued thereafter on November 21, 2016. A Mandatory Settlement Conference is scheduled for October 2, 2017 at 10:00 a.m.

Kay Strategies is seeking $1,667,893 in compensatory damages and also undisclosed punitive damages and other court related costs. The Company has accrued all amounts due under the agreement.

Typenex v. Ubiquity:

On August 14, 2015, the Company was served with a demand for arbitration by Typenex Co-Investment, LLC (“Typenex”). Typenex was the holder of one of the many convertible notes issued by the Company. Typenex was claiming, among other things, that the Company is in breach of the convertible note issued in its favor (the “Note”), and that it is entitled to an injunction against the Company enjoining it from, among other things, up to and until the Note is paid in full (i) issuing any other convertible debt with a variable interest rate; (ii) paying any cash to the holders of any other convertible notes issued by the Company; and, (iii) issuing any additional shares of stock to the holders of any other variable interest rate convertible notes issued by the Company. The arbitrator issued an interim injunction for the equitable relief described above. Arbitration finally took place on March 22, 2016, and the arbitrator tentatively awarded Typenex damages, attorney fees and costs of $767,960.42, less $150,000, for a total award of $617,960.42. In addition, the arbitrator awarded Typenex costs. Finally, the arbitrator kept in place the prior interim restraining orders. Though Chris Carmichael also was named a defendant, he was dismissed by Typenex prior to the arbitration hearing. On April 19, 2016, Typenex filed a petition in the Third Judicial District Court in and for Salt Lake County, Utah to confirm the award. Ubiquity intends to respond and object to the petition. While the Company admittedly owes the principal on the Note, the Company believes the arbitrator erred in awarding any damages or interest thereon. Error is further ascribed to the arbitrator’s continuance of injunctive relief. The Company and Typenex are currently circulating settlement terms to resolve this matter. The Company has accrued all amounts due under the convertible note agreement.

Avant Garde v. Ubiquity:

Avant Garde initiated litigation against the Company, for the recovery of the Company’s lease of its office space in Irvine, California, claiming the Company’s failed to timely pay its September 2015 rent, allegedly one day late, under the applicable lease. When Ubiquity failed inadvertantly to timely answer the unlawful detainer suit, the Company was defaulted. Instead of moving to set aside the default, the Company entered into two forbearance agreements, both of which lapsed. The Company then moved the Orange County Superior Court for an order restoring the lease, which motion was denied. The court thereafter stayed the action pending the outcome of an appeal challenging the denial filed by Ubiquity. On March 14, 2016, Ubiquity paid an additional $150,000 for an increased security deposit until the appeal is finalized. The Court of Appeals issued its decision affirming the trial court’s order denying Ubiquity’s Petition for relief from judgment declaring the release forfeited. The Opinion was issued on February 17, 2017 and made final April 21, 2017. On May 17, 2017 Avant Garde entered into a settlement agreement with the Company reinstating the lease with the original terms and conditions of the lease. The lease will be up for renewal January 2020. The Company must provide a $150,000 letter of credit to its landlord by June 30, 2017 or it risks default on the lease.

Vista Capital

On March 10, 2016, Vista Capital Investments, LLC (“Vista”) filed suit against the Company for breach of contract, unjust enrichment, declaratory relief, promissory estoppel, fraud, negligent misrepresentation and civil conspiracy in the Superior Court, Central Division, For the County of San Diego, California. The genesis of the suit is Vista’s allegations that the Company breached two Convertible Notes, one for $100,000 and the other for $50,000, by failing to timely repay these notes, when Vista declared the notes all due and payable after the Company failed to make timely filings with the SEC. The Company denies any wrongdoing, and intends to challenge the complaint by demurrer. The Company currently has a settlement offer being circulated to dismiss all claims. The Company has accrued all amounts due under the the convertible note agreement.

Keener Litigation

On March 15, 2016, Justin Keener (“Keener”) dba JMJ Financial, sued the Company for breach of contract, arising out of a $300,000 convertible note representing capital infusions by Keener into the Company. Keener alleges the Company has failed to timely repay the note, after Keener demanded payment of the entire principal and interest under the note due to the Company’s default of certain other provisions of the note, which, as alleged, accelerated the note repayments. A Default judgment was entered against Ubiquity on February 9, 2017. Ubiquity is in the process of setting aside the default judgment so that a reduced settlement can be negotiated between the parties. The Company has accrued all amounts due under the the convertible note agreement.

Firstfire Global Opportunities Litigation

On March 28, 2016, Firstfire Global Opportunities Fund LLC (“Firstfire”) filed suit against Ubiquity for breach of a securities purchase agreement, dated March 17, 2015, and a $140,250 senior convertible note (issued on March 17, 2015), attorneys’ fees and unjust enrichment in the Supreme Court of New York, New York County. Firstfire contends that Ubiquity breached the note by failing to timely repay “any amount towards the aggregate sum that Firstfire is owed,” the total of which is $304.889.88.

A Judgment in the total amount of $315,406.24 was issued on August 10, 2016. The Company is currently negotiating the debt and in the process of having the default set aside. The Company has accrued all amounts due under the the convertible note agreement and judgment.

Brett and Mark Tomberlin Lawsuit

On April 8, 2016, a lawsuit was filed in the Orange County Superior Court by Brett and Mark Tomberlin, seeking damages for Ubiquity’s failure to timely repay under eight promissory notes totaling $184,450. They also claim that they were misled into believing that the notes would be paid timely. The Company denies the allegations. The company and the Tomberlin’s settled for the following: (i) Ubiquity sells all rights of Queen Mary to Brett Tomberlin; (ii) Ubiquity transfers to Brett Tomberlin Bill of Sale and Short Form Bill of Sale of the Project; (iii) if the Project is produced and released, Ubiquity will receive 5% of 100% of Net Proceeds arising from the Picture; (iv) If the Picture is produced and released, IDW Productions will accord Connie Jordan Carmichael and Christopher Carmichael an executive producer credit on the screen in the motion picture; (v) Tomberlin shall pay Ubiquity $150,000 for Ubiquity’s actions; (vi) Tomberlin dismisses lawsuit and forgives the promissory notes; (vii) Tomberlin as a part of the mutual release, releases any claims that may arise as a part of the termination of his employment from the company (viii) Ubiquity will indemnify Tomberlin of all claims, losses, etc. regarding Ubiquity’s warranties and representations in the Agreement; and (ix) Mutual release of the parties. The case was settled May 27, 2016 and dismissed May 31, 2016.

R Squared Partners, LLC Litigation

On April 20, 2016, R Squared Partners, LLC (“R Squared”) filed suit in the Supreme Court of New York, County of New York against Ubiquity and its CEO, Chris Carmichael, for breach of contract, breach of the implied covenant, unjust enrichment, specific performance, fraud, negligent misrepresentation, and civil conspiracy. The complaint essentially alleges that Ubiquity entered into a purchase and note transaction with R Squared whereby R Squared loaned the Company $140,250, which was due on September 20, 2015. R Squared alleges that, except for a $20,000 payment, the Company has not timely repaid the principal or interest on the note. R Squared also claims that the Company defaulted under other terms of the purchase agreement, including Ubiquity’s failure to obtain certain insurance policies, reduction of the book – value of certain of its assets, impairing its ability to pay its debts, and failure to honor R Squared’s third party participation rights by entering into third party financing agreements, though R Squared alleges that it has lost “not less than” $500,000. R Squared also seeks sundry injunctive relief, restraining Ubiquity and Carmichael from entering into future third party agreements and stock issuances. Finally, R Squared seeks undefined fraud damages against Ubiquity and its CEO arising out of Ubiquity’s and Carmichael alleged representations, as manifested in the purchase agreement.

On October 27, 2016, the Court entered judgment in favor of R Squared Partners, LLC and against Ubiquity Inc. in the amount of $140,250 plus interest at 15% per annum from September 20, 2015 through entry of judgment. The Court also awarded R Squared Partners, LLC $17,500 in attorneys’ fees, per the terms of the promissory note.

In this order, the Court also ordered that the clerk sever and enter judgment dismissing all claims against Christopher Carmichael, finding that Plaintiff had failed to prove that Carmichael acted in any capacity other than as CEO of Ubiquity or that any basis for individual liability exists.

The Company is currently engaged in settlement discussions to exhaust this debt. The Company has accrued all amounts due under the the convertible note agreement and judgment.

North Matter:

On October 10, 2014, the Company was served with a complaint filed on September 13, 2014 by a former consultant against the Company, in the Superior Court of Arizona, Maricopa County. The complaint alleges that the consultant was to receive warrants to purchase 1,142,857 shares of common stock as a commencement fees for services in which commenced on December 15, 2006. On October 28, 2016 North was awarded a $7,700,000 default judgment. The Company still believes the claim is without merit; and also still believes the statute of limitations has passed. The Company recorded a $7.7M loss contingency on the books as of December 31, 2015. The Company filed a motion to vacate the default judgment and dismiss the action on March 30, 2017, and is set to be heard July 17, 2017. Although the Company booked a $7,700,000 loss contingency it believes the default judgment will be set aside in the near future.

Pillar Marketing Group:

On June 17, 2016 Pillar Marketing sent a demand for arbitration stemming from an alleged breach of contract from an agreement, dated April 23, 2015, for $45,000 of services. The company has not recorded a loss or contingency for this amount as it does not feel the balance is owed, and is unable to predict the outcome of the demand. On July 18, 2016, Pillar Marketing Group filed a demand for arbitration with AAA. No arbitration is currently scheduled.

LG Capital Funding, LLC

On June 14, 2016, LG Capital Funding, LLC sued Ubiquity, Inc. claiming that Ubiquity owes LG Capital $238,508.71 under the provisions of the Convertible Promissory Note (due on April 17, 2016), due to default of filing requirements of Section 8 of the note. Ubiquity originally received $100,000 on the disputed note, and is unable to predict the outcome of the suit. The Company has accrued all amounts due under the the convertible note agreement.

Justin Sundquist, Henry Kingi, and Eagle Flights Stunts, Inc

On August 9, 2016, the above filed a fraud and securities fraud action against Ubiquity. Plaintiffs were looking for rescission of their purchases of Ubiquity common stock, and payment to them by Ubiquity of the consideration given for such stock, plus interest at the legal rate. On October 3, 2016, the case filed by Justin Sundquist and Henry Kingi had been dismissed voluntarily, without prejudice. On October 14, 2016 the case filed by Justin Sundquist and Henry Kingi was moved to the San Diego United States District court in accordance with the low number rule. In January 2017, the court granted The Company’s motion to compel arbitration in Delaware. Mr. Kingi and Mr. Sundquist have filed for Arbitration with the American Arbitration Association claiming damages of approximately $1.8 million dollars representing approximately 1,444,000 common shares purchased and issued between May 2013 and November 2014. There are no future hearings on calendar, and the Company is unable to predict the future outcome.

Bryan Harpole

On May 25, 2016, Bryan Harpole filed a lawsuit claiming a breach of the Employment Agreement, dated January 1, 2012 and related Amendment, dated July 25, 2013. His unconfirmed claims include the following payments: unpaid salary (including statutory penalties according to proof pursuant to Labor Code 201 et seq amount undetermined), unpaid commissions ($4,268.25), unpaid bonuses ($55,548.30), unpaid vacation ($12,694) and sick ($1,731) days, medical insurance premiums ($5,100) and failure to deliver common stock (options) ($25,500) in accordance with the agreement Mr. Harpole would have been required to make full payment of the options as defined in the stock option agreement and Company’s demand after 30 days of his employment ceasing in the amount of $551,000.00 for the entirety of his 225,000 options or any portion thereof. As of the date of this filing no payment or payment arrangement has been made by Mr. Harpole, thus rendering the options invalid. Total damages include, but not limited to, $104,841.55 of salary amounts including statutory penalties plus possible court costs. He also sued for workers’ compensation benefits but was denied by the insurance carrier as being a false claim on July 25, 2016. Following rounds of demurrers, Bryan Harpole filed a Second Amended Complaint on March 13, 2017, removing the claims asserted against the officers and directors of the Company. This Complaint asserts a single cause of action for Breach of Contract against Ubiquity, Inc. This complaint claims the same damages as previously filed.

Iconic Holdings, LLC

On June 3, 2016, Iconic Holdings, LLC sued the Company, claiming that Ubiquity owes Iconic $400,000 under the provisions of the Convertible Promissory Note due to default of filing requirements of Section 2.00(e)(vi) of the Note. Ubiquity originally received $97,500 on the disputed note. The Company is currently in settlement discussions, andhas accrued all amounts due under the the convertible note agreement.

American States Insurance Company

One June 9, 2016 America States Insurance Company filed a breach of contract against Ubiquity for a total potential amount owed of $44,904.73. The company contends it cancelled the agreements and is unable to determine the outcome of the breach of contract claim.

De Lage Landen Financial Services, Inc.

On January 29, 2016, De Lage Landen claimed the Company breached its leasing agreement dated on or about May 17, 2011 and claim breached damages of $29,396.37. The Company has not accounted for an accrual for this claim as it us unable to determine the outcome at this time. The Company contends it does not owe the balance as the lease was terminated.

William Alessi

William Alessi alleges that Ubiquity hired him to work as a consultant on May 21, 2015 and agreed to pay him 1,160,000 shares of common stock for the service period from May 21, 2015 to May 20, 2016. Alessi contends that the stock was trading at $.36 per share and was worth $417,600. The Company contends it issued such shares in September 2015 in accordance with the contract and does not owe anything further.

Other Contingencies

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

NOTE 11 - INCOME TAXES

For the years ended December 31, 2015 and 2014, the Company incurred net losses and therefore has no tax liability. The Company began operations in 2007 and had net operating loss carry-forwards of approximately that will be carried forward and can be used through the year 2034 to offset future taxable income. In the future, the cumulative net operating loss carry-forward for income tax purposes may differ from the cumulative financial statement loss due to timing differences between book and tax reporting.

The provision for Federal income tax consists of the following for the years ended December 31, 2015 and 2014:

	2015	2014
Income tax benefit attributable to:
Net loss	(12,494,082)	(8,396,722)
Permanent differences	4,169,348	4,794,619
Valuation allowance	8,324,734	3,602,103
Net provision for income tax	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2015 and 2014:

	2,015	2,014
Deferred tax asset attributable to:
Net operating loss carryover	49,934,273	41,609,540
Valuation allowance	(49,934,273)	(41,609,540)
Net deferred tax asset	-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return years 2010 through 2015 are still subject to tax examination by the United States Internal Revenue Service; however, we do not currently have any ongoing tax examinations. The Company is subject to examination and currently does not have any ongoing tax examinations.

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

The Company is currently in various negotiations for the licensing of their Sprocket platform, however, no formal terms have been agreed upon. To date, revenues from licensing agreements have not been sufficient to fund operations. The Company estimates that approximately $10 million in capital will be needed to fund operations for the next 12 months. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, defer costs related to the development of their technologies, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than disclosed below, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations as discussed above. Subsequent to year end and through June 12, 2017, the Company received proceeds of $3,954,431 from the issuance of 75,591,448 shares common stock and did not raise any funds through convertible notes payable.

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to attain a satisfactory level of profitability and obtain suitable and adequate financing. There can be no assurance that management’s plan will be successful.

NOTE 13 - SUBSEQUENT EVENTS

Sales of Common Stock

Subsequent to December 31, 2015, the Company issued approximately 77,728,749 shares of common stock for cash proceeds of $4,775,743 Each sale was made pursuant to a Securities Purchase Agreement the Company has used for previous sales of its common stock and containing terms, conditions, representations, and warranties typically found in similar transactions. Each sale was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Common Stock Issued for Services

Subsequent to December 31, 2015, the Company issued approximately 17,634,712 shares of common stock for the services valued at $3,495,669.

Common Stock Issued for Debt

Subsequent to December 31, 2015, the Company issued approximately 13,235,579 shares of common stock for the settlement of $468,130. Included in this amount was the amount described below to Nicholas Mitsakos cancellation of debt.

Nicholas Mitsakos Cancellation of Debt

On January 4, 2016 Nicholas Mitsakos converted his outstanding debt of $456,881 to 1,986,439 common shares of stock at the rate $0.23 cents per share.

Convertible Note

On October 21, 2016, the Company entered into an agreement with a debt holder in which $5,466 in accounts payable was converted to a convertible promissory note in the same amount. Under the terms of the agreement, the note was immediately convertible at $0.001 per share, incurred interest at 10% and due upon demand. The Company accounted for the transaction in the quarter ended December 31, 2016 when a conversion was requested. The Company determined that a beneficial conversion feature of $5,466 will be recorded and immediately expensed as interest expense at the time of the original agreement. Assignees of the holder converted $5,466 of the balance into 5,466,000 shares of common stock, on October 21, 2016.

Other

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2015 through the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose other than the events described above.

Series A Preferred Stock

Licensing

On May 5, 2016 (the “Effective Date”) Ubiquity, Inc. (the “Company”) entered into a Non-Exclusive License Agreement (the “License Agreement”) with Dash Radio, Inc. (“Dash Radio”), a Delaware corporation. Pursuant to the terms of the License Agreement, the Company agreed to grant to Dash Radio worldwide non-exclusive license to use its patents and trademarks of the Sprocket technology. As consideration for the granting the non-exclusive license, Dash Radio shall pay royalties to the Company equal to (1) 5% of the gross sales of the Dash Radio App, (2) an entry fee equal to one hundred thousand dollars ($100,000). In addition, Dash Radio shall maintain a minimum sales volume of the licensed goods as described below. If Dash Radio fails to reach the minimum sales volume at any time, then a royalty on the difference between the minimum sales and the actual sales shall be due and payable 10 days after the close of the calendar year in which the sales took place.

On April 24, 2017, the Company entered into an exclusive license agreement with ADGUILD Japan, L.T.D. until December 31, 2021 primarily licensing its Sprocket, Immersive, and Lifestyle Patents in a predetermined territory. The License has a non-refundable entry fee in the amount of $3,000,000.00 (THREE MILLION DOLLARS) to be paid out over the term of the agreement. The Company will also receive royalties of 5% of the gross sales of all licensing related revenue with minimum sales requirements each year as follows, $575,000 for 2017, $1,250,000 for 2018, $1,500,000 for 2019, $1,750,000 for 2020, and $2,250,000 for 2021.

Board of Director Activity

On February 1, 2016, the Board of Directors (the “Board”) of Ubiquity, Inc. (the “Company”), appointed Greg Jones, 62, as a new member of the Board. He has held key positions in the development of finance, technology and marketing companies in Asia, U.S., and Australia. Since 2013, Mr. Jones has served as Principal of Kee Capital Group, where he has assisted in raising finances for various infrastructure projects and developed markets in consumer products leasing for SME’s in Asia and developed a leasing organization for major items including aviation products, locomotives and rolling stock. Since 2012, Mr. Jones has also served as the Chairman of Strategic Marketing Services International Limited, located in Hong Kong, where he designed for brand development and marketing of various products for private companies and agencies. He has also currently serves as a Director of the Australian College of Arts International Pty Limited, Ausmusic Limited, and Wallace Wine Company.

On June 1, 2016, Webb Blessley resigned as a member of the Board of Directors (the “Board”) of Ubiquity, Inc. (the “Company”). Mr. Blessley’s resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. The Company accepted Mr. Blessley’s resignation and expressed appreciation for the services he performed as a director. Mr. Blessley also resigned from his duties as Secretary and Treasurer.

June 8, 2016 - As a part of the corporate restructuring plan of Ubiquity, Inc (the “Company”), on June 8, 2016, Nick Mitsakos, who was presently Co-Chairman was appointed as Interim Chief Executive Officer and will remain as Co-Chairman of the Company. Mr. Carmichael who has served the dual roles of CEO and Creative Architect relinquished the role of CEO and remained Co-Chairman and continue to serve as Chief Creative Architect of the Company. Mr. Carmichael’s relinquishing of his role as CEO was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. The Company expressed appreciation for the services Mr. Carmichael performed as a Chief Executive Officer.

June 10, 2016 - As a part of the corporate restructuring plan of Ubiquity, Inc (the “Company”), on June 10, 2016, Greg Jones relinquished his role as a board member of Ubiquity, Inc. and rescinded all contracts between himself and Ubiquity, Inc. Mr. Jones departure was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. The Company expressed appreciation for the services Mr. Jones performed as a Board Member.

June 20, 2016 - As a part of the corporate restructuring and growth plan of Ubiquity, Inc (the “Company”), on June 20, 2016, Jonathan Kalbfield signed his contract to become Ubiquity, Inc’s. Chief Technology Officer.

August 12, 2016 - Nicholas Mitsakos resigned as the Interim Chief Executive Officer and as the Co-Chairman and member of the Board of Directors of Ubiquity, Inc. effective August 12, 2016. Mr. Mitsakos’ resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. While serving on the board of directors and as CEO of the company, Mitsakos failed to advise the board of his SEC investigation into a company owned and solely controlled by Mitsakos known as Matrix Capital. Matrix Capital has never had any affiliation with Ubiquity, its Officers, Directors, or Shareholders whatsoever. On June 7, 2017.

On August 15, 2016, the Board of Directors (the “Board”) of Ubiquity, Inc. (the “Company”), appointed Bola Ajere, 68, as a new member of the Board. Bola Ajere is the President & CEO and founder of the AMC Consulting Group, a management and technology consulting company based in Los Angeles, California, specializing in Information Technology, Corporate Governance, Risk Management and Regulatory Compliance Programs. He is also the CEO and founder of the Sierra Madre Group, an Intellectual Property Management and manufacturing company. Recently, he founded the AMC Online Media Services Company, a professional online interactive media company based in Los Angeles, California.

On April 20, 2017, the Board of Directors (the “Board”) of Ubiquity, Inc. (the “Company”) voted to appoint Robert B. Fernander to fill a vacancy on the Company’s Board. The Company entered into a Board of Directors Retention Agreement (the “Retention Agreement”) with Mr. Fernander, pursuant to which the Company agreed to grant 250,000 shares of the Company’s Common Stock for the first year of service under the Retention Agreement, and an additional 250,000 shares of the Company’s Common Stock for each year of service as a director thereafter.

Mr. Fernander has not been appointed to any committees of the Board at this time; however, the Company expects that he will be appointed to one or more Board committees in the future. There are no arrangements or understandings between Mr. Fernander and any other persons pursuant to which Mr. Fernander was appointed a director of the Company.

Potential/Actual Board Resignations

Bola Ajere has resigned from his respective position as an independent board member from the Ubiquity Inc. He will consider rejoining the board if Ubiquity Inc. is able to obtain a D & O insurance with a coverage of $5 million by the end of June 2017.

On May 25, 2017 Mr. Robert Fernander expressed his intentions to resign from the Board of Directors, should Ubiquity be unable to secure adequate levels of directors and officers Insurance on or before June 30, 2017.

Interim CEO Appointment

One June 20, 2017, at the request of the majority of the Company’s shareholders current chairman Christopher Carmichael has agreed to become the Company’s Interim Chief Executive Officer and will remain as Chairman of the Company. Mr. Carmichael who has previously served the dual roles of CEO and Creative Architect will retain the role of interim CEO, Chief Creative Architect, and Chairman until the shareholders meeting.

Suspension of Trading

On March 20, 2017, the Securities and Exchange Commission (“SEC”) announced the temporary suspension of trading in the securities of Ubiquity, Inc., a Nevada corporation (the “Company or “Ubiquity”) (OTC Link: UBIQ), pursuant to Section 12(k) of the Securities Exchange Act of 1934 (“Exchange Act”). The trading suspension commenced at 9:30 a.m. EDT on March 20, 2017, and terminates at 11:59 p.m. EDT on March 31, 2017. The trading suspension may be extended by the SEC for a period of up to thirty (30) calendar days.

The SEC stated the following in its release (Release No. 80275)

The Commission temporarily suspended trading in the securities of Ubiquity due to a lack of current and accurate information about the company because Ubiquity is delinquent in its requisite periodic filings with the Commission pursuant to Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 thereunder. This order was entered pursuant to Section 12(k) of the Exchange Act.

Periodic Reports that Have Not Been Filed

Ubiquity has not filed its Annual Report on Form 10K as of, and for the annual period\ending D December 31, 2016, respectively; or any of the quarterly reports on Form 10Q required under the Exchange Act for 2016.

Administrative Hearing that May Result in Revocation of Registration Under the Exchange Act

Additionally, on March 20, 2017, Ubiquity was named as a respondent in an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Exchange Act, File No. 3-17884 (the “Order”). The SEC stated in the Order,

In view of the allegations made by the Division of Enforcement, the Commission deems it necessary and appropriate for the protection of investors that public administrative proceedings be instituted to determine [among other things]: … B. Whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months, or revoke the registration, of each class of securities registered pursuant to Section 12 of the Exchange Act of the Respondent, and any successor under Exchange Act Rules 12b-2 or 12g-3, regardless of corporate name.

A related Administrative Procedures Ruling was issued on March 21 and provides that the administrative hearing will be held on April 17, 2017. A pre-hearing conference will be scheduled as required under this Administrative Procedures Ruling.

If Ubiquity’s registration under Section 12(j) of the Exchange Act is revoked, then Ubiquity’s periodic reporting obligations under the Exchange Act will terminate and the trading of Ubiquity’s securities will cease unless Ubiquity is able to otherwise register its securities.

The Company is assessing its best course of action under the current circumstances to preserve the value of the Company for its shareholders, including participation in the administrative hearing. There can be no assurance that Company will be able to prevail at the administrative hearing or that the registration of each class of its securities registered pursuant to Section 12 of the Exchange Act will not be revoked.

Suspension of Trading and Pending Administrative Hearing.

As disclosed on March 20, 2017 in the Form 8-K filed by Ubiquity, Inc., a Nevada corporation (the “Company” or “Ubiquity”) (OTC Link: UBIQ), on March 20, 2017, the Securities and Exchange Commission (“SEC”) announced the temporary suspension of trading in the securities of the Company pursuant to Section 12(k) of the Securities Exchange Act of 1934 (“Exchange Act”). The trading suspension commenced at 9:30 a.m. EDT on March 20, 2017, and would terminate at 11:59 p.m. EDT on March 31, 2017. The trading suspension may be extended by the SEC for a period of up to 30 calendar days. As stated in its release, the SEC temporarily suspended trading in the securities of Ubiquity due to a lack of current and accurate information about the company.

The Company also disclosed that it was named as a respondent in an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Exchange Act, File No. 3-17884 (the “Hearing”). The purpose of the Hearing before an Administrative Law Judge is to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months or revoke the registration, of each class of securities of the Company registered pursuant to Section 12 of the Exchange Act. The hearing is currently scheduled for April 17, 2017.

Through its counsel, the Company has been in contact with the SEC regarding the upcoming hearing. In these communications, the Company has informed the SEC of its plan to get current on outstanding Section 12 filings and become fully compliant as soon as is reasonably practicable.

The Restructuring Plan

In addition, the Company is currently indebted in the amount of approximately $3.1 million to certain hedge funds and other investors holding convertible debt securities and warrants of the Company. Substantially all of these obligations are currently in default, either by reason of non-payment or alleged breaches of covenants contained in the various investment agreements.

Since 2015, the Company has been named as a defendant in 16 lawsuits filed by various third parties, primarily consisting of holders of its debt securities, alleging damages in excess of $3.0 million. In addition, due in part to its prior lack of funds to defend certain all claims, in some cases, default judgments aggregating approximately $8.0 million were entered against the Company.The Company has recently retained or is in the process of retaining litigation counsel for all such matters to the extent they are not resolved in the near future. Litigation counsel is in the process of evaluating the Company’s positions in such matters, including the possibility of seeking to vacate the default judgments.

Although the Company believes that under its proposed Restructuring Plan set forth below (the “Restructuring Plan”), most, if not all, of the litigation relating to investors who provided debt or equity financing to the Company can be settled on commercially reasonable terms, there can be no assurance that the Company will be able to settle any of such claims or vacate any default judgments.

As indicated in our March 24, 2017 Form 8-K, Ubiquity was unable to file its Annual Reports on Form 10-K as of, and for the annual periods ending December 31, 2015 and December 31, 2016 or the quarterly reports on Form 10-Q required under the Exchange Act during 2016, for several reasons, including inability to obtain requisite financial information from a Non-U.S. entity. We recently were able to obtain such financial information and commenced all procedures necessary to enable us to prepare such financial statements,, including our unaudited financial statements for the three months ended March 31, 2017, and enable our auditors to audit our financial statements for the two fiscal years ended December 31, 2015 and December 31, 2016 and review such unaudited interim financial statements.

The Company intends to undertake a Restructuring Plan described in order to (a) ultimately achieve compliance with its reporting obligation under the Exchange Act, (b) settle all, if not substantially all, of its outstanding litigation, and (c) implement its business plan to commercialize its patent portfolio and provide software as a service (SaaS) , mobility as a service (MaaS), virtual and augmented reality products and services.

Such Restructuring Plan contemplates the following actions to be taken by the Company:

Compliance with Exchange Act Reporting Requirements.

The Company is currently working with its securities counsel and its independent auditors to complete and file with the SEC on or before June 30, 2017 or as soon thereafter as is reasonably practicable, its past due periodic SEC required filings.

In the event that the Company’s registration under Section 12 of the Exchange Act is revoked, or if the Company ultimately elects to voluntarily delist its securities under the Exchange Act, the Company will nevertheless undertake to complete on or about June 30, 2017 its audited and unaudited financial statements for the past due fiscal years and interim periods. The Company will then seek to relist its securities under Section 12 of the Exchange Act, by filing a registration statement under either the Securities Act of 1933, as amended, or the Exchange Act.

However, if the Company’s registration under Section 12 of the Exchange Act is revoked, or if the Company ultimately elects to voluntarily delist its securities under the Exchange Act, even if we comply with our commitments set forth above and in our Restructuring Plan, there can be no assurance that the Company’s will ever be able to relist its securities for trading under Section 12 of the Exchange Act.

Equity Financing

Under our proposed Restructuring Plan, the Company will undertake to obtain commitments from strategic investors for a private placement equity financing of between $5.0 million and $10.0 million. In such connection, the management of the Company has sent proposed subscription documents to prospective investors, under which such investors would subscribe to purchase Common Stock at $0.25 per share (subject to certain “make-whole” share adjustments provided therein). All funds provided with subscriptions would be placed into a special escrow account acceptable to such investors, and shall be released to the Company only upon consummation of the Restructuring Plan described herein, including the filing of all SEC Reports and (if applicable) relisting of the Company securities under Section 12 of the Exchange Act. In addition, such subscription agreement provides that each subscribing investor will have the option, exercisable within ten days of receipt of either (a) the Company’s 2016 Form 10-K Annual Report and the Form 10-Q Quarterly Report for the three months ended March 31, 2017, or (b) a registration statement covering Company securities declared effective by the SEC, to rescind his or its investment in Company securities.

There can be no assurance that the Company will be able to obtain subscriptions for the contemplated minimum $5,000,000 of equity financing on the above contemplated terms, if at all.

Settlements with Creditors.

Subject to establishment of an escrow account with a minimum of $5,000,000, the Company will then seek to negotiate settlements with its creditors which would include payment or restructuring of the terms of convertible notes currently in default. There can be no assurance that the Company will be able to effect such settlements on terms acceptable to the Company, if at all.

Reverse Stock Split.

Simultaneous with the filing of the SEC Reports under the Exchange Act or in connection with any subsequent registration statement filed with the SEC, the board of directors of the Company is considering filing an amendment to the Articles of Incorporation of the Company to affect a 1:16 to 1:20 reverse stock split of its 800,000,000 authorized shares of Common Stock, and 290,760,132 issued and outstanding shares of Common Stock. Upon conversion of outstanding convertible notes and warrants approximately an additional 60,000,000 shares of Common Stock are also subject to issuance.

If such reverse stock split is implemented, the Company would have authorized 53,333,333 shares of Common Stock and 10,000,000 shares of Preferred Stock authorized under its restated Articles of Incorporation, and approximately 19,384,000 shares of Common Stock and 500 shares of preferred stock issued and outstanding. Each of the 500 shares of such outstanding preferred stock carries with it 1,000,000 votes at any regular or special stockholders meeting or in connection with any consents required by stockholders. All 500 shares of such preferred Stock are owned by Christopher Carmichael, Board of Director and Connie Jordan, the Executive Vice President of the Company.

Stockholders Meeting.

At such time as the Company has completed its audited financial statements for the fiscal years ended December 31, 2015 and December 31, 2016 and its unaudited interim financial statements, the Company will call a stockholders meeting to (a) elect a board of directors, which will include, in addition to the current board members, three independent directors; and (b) ratify prior transactions, including the Restructuring Plan. In any event, whether or not the Restructuring Plan has been accomplished, the Company will nonetheless hold its annual stockholders meeting on or about September 5, 2017, or as soon thereafter as is practicable.

There can be no assurance that all or any material portion of the Company’s proposed Restructuring Plan will be accomplished on or about June 30, 2017, if at all. The failure to achieve all or substantially all of the provisions of such Restructuring Plan would have a material and adverse effect on the Company and put its ability to continue its business operations into substantial doubt; as a result of which current investors in the Company could lose their entire investment.

Suspension of Trading and Pending Administrative Hearing.

As disclosed on March 20, 2017 in the Form 8-K filed by Ubiquity, Inc., a Nevada corporation (the “Company” or “Ubiquity”) (OTC Link: UBIQ), on March 20, 2017, the Securities and Exchange Commission (“SEC”) announced the temporary suspension of trading in the securities of the Company pursuant to Section 12(k) of the Securities Exchange Act of 1934 (“Exchange Act”). As stated in its release, the SEC temporarily suspended trading in the securities of Ubiquity due to a lack of current and accurate information about the Company.

The Company also disclosed that it was named as a respondent in an Order Instituting Administrative Proceedings (the OIP”) and Notice of Hearing Pursuant to Section 12(j) of the Exchange Act, File No. 3-17884 (the “Hearing”). The purpose of the Hearing before an Administrative Law Judge is to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months or revoke the registration, of each class of securities of the Company registered pursuant to Section 12 of the Exchange Act. The Hearing was originally scheduled for April 17, 2017.

On April 7, 2017, the Company, which has been delinquent in its periodic filings following its report for the quarter ended September 30, 2015, filed its Answer to the OIP and advised the SEC and the Administrative Law Judge that it plans to become current by June 30, 2017. On April 11, 2017, the Administrative Law Judge vacated the April 17, 2017 hearing date and issued a scheduling order for the SEC’s intended motion for summary disposition, pursuant to 17 C.F.R. § 201.250(b). The SEC served the Company on June 15, 2017. The Company’s opposition to the SEC’s motion and the SEC’s reply will be due on July 3, 2017, and July 10, 2017, respectively.

Other

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2015 through the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose other than the events described above.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective as of December 31, 2015 and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

The material weaknesses related to the following:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

Christopher Carmichael	63	Interim Chief Executive Officer, and Chairman

Brenden Garrison	33	Chief Financial Officer

Connie Jordan	63	Senior Executive Vice President of Intellectual Property and Transmedia and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Christopher Carmichael has been the President and Chief Executive Officer of Ubiquity Broadcasting Corporation from May 20, 2009 to June 9, 2016. On September 30, 2006, Mr. Carmichael was employed by Ubiquity Holdings to be the Creative Director, and when Ubiquity Holdings became Ubiquity Broadcasting Corporation in February of 2007 he remained as the Creative director until taking the position of President and CEO. Mr. Carmichael was the United States Surfing Champion from 1969 through 1971 and became a premier apparel designer in the United States, while working in marketing and film production. Mr. Carmichael is frequently described as a visionary. He was voted one of the Top Ten designers of Men’s Apparel in the United States, in Sports Style Magazine published by Fairchild Publications in 1983, and is an expert in design, marketing, and distribution. Mr. Carmichael has extensive experience in the film industry, working for numerous television shows while working with Grammy and Emmy Award winning artists and producers such as Steve Sabol at NFL Films. He has produced several television commercials and in 1978, he won a “Clio” award for an RC Cola Commercial. Mr. Carmichael turned his attention to the internet industry in early 1997. Early on he realized the need for design and technology innovation, he invented the “Sprocket” and coauthored the company’s other patents such as “Compression,” “Lifestyle Portal,” “Immersive Advertising,” and “B2B,” to name a few.

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

Corporate Governance

The business and affairs of the Company are managed under the direction of the Board of Directors (the “Board”). Chris Carmichael, Connie Jordan, Robert Fernander, are the current members of the Board.

Family Relationships

Except as disclosed below, there are no family relationships among any of our officers or directors.

Our Chief Executive Officer and Co-Chairman, Christopher Carmichael, is married to our Senior Executive Vice President of Intellectual Property and Transmedia Connie Jordan.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission. Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2015, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Sale of Company Shares

Beginning on the date of the reverse merger transaction under which the Company became a public company (September 20, 2013 and through the date of this filing), there have no sales of any shares of Company stock owned by or the benefit of any Officer or Director of the Company.

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

The discussion below pertains to compensation awarded or paid by Ubiquity to Mr. Christopher Carmichael, Ms. Connie Jordan, Brenden Garrison, and Bryan Harpole with respect to Ubiquity’s years ended December 31, 2015 and 2014.

							Non-Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)	($) (C)	($)	($)	($)	($)

Christopher Carmichael, (A)	2015	$532,200	13,467		1,964,603			106,556	2,616,836
President, Chief Executive Officer	2014	539,400	-	-	1,831,303	-	-	5,344	2,779,056

Connie Jordan, (B)	2015	264,400	3,634		122,611			96,176	486,821
Senior Executive Vice President of	2014	264,400			876,367	-	-	5,957	1,267,667
Intellectual Property and Transmedia

Brenden Garrison	2015	225,000	-	-	336,849	-	-	-	561,849
Chief Financial Officer	2014	225,000	-	-	336,849	-	-	-	561,849

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

Outstanding Equity Awards at Fiscal Year-End Table

At December 31, 2015 the Company had the following outstanding equity awards.

2015 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR

			OPTION AWARDS					STOCK AWARDS
Name	Date Granted	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

	2/19/2015 12/31/2015	(1) 2,561,856 (2) 3,007,320			.485 .28	2/19/2020 12/31/2020
	12/18/2015	250,000			.24	12/18/2020
	12/31/2015	600,000			.23	12/31/2020
Christopher Carmichael	12/31/2014	600,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/31/2014	223,760	-	-	$0.68	12/31/2019	-	-	-	-
	12/18/2014	250,000-		-	$0.87	12/18/2019	-	-	-	-
	5/8/2014	51,147	-	-	$4.07	5/8/2019	-	-	-	-
	12/31/2013	85,714	-	-	$8.75	12/31/2018	-	-	-	-
	12/20/2013	521,663	-	-	$14.00	12/20/2018	-	-	-	-
	12/20/2013	285,714	-	-	$8.19	12/20/2018	-	-	-	-

	12/18/2015	250,000			.24	12/18/2020
	12/31/2015	300,000			.23	12/31/2020
Connie Jordan	12/31/2014	300,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/18/2014	250,000-		-	$0.87	12/18/2019	-	-	-	-
	12/31/2013	57,143		-	$8.75	12/31/2018	-	-	-	-
	12/20/2013	285,714	-	-	$8.19	12/20/2018	-	-	-	-

	12/31/2015	150,000			.23	12/31/2020
Brenden Garrison	12/31/2014	150,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/31/2013	21,429	-	-	$8.75	12/31/2018	-	-	-	-

	12/31/15	75,000
Bryan Harpole (3)	12/31/2014	75,000	-	-	$0.68	12/31/2019	-	-	-	-
	12/31/2013	21,429	-	-	$8.75	12/31/2018	-	-	-	-

(1)	In February 2015, the Company’s Chief Executive Officer forgave accrued salary and bonuses of $1 million dollars in exchange for options to purchase 2,561,856 shares of common stock with an exercise price of $0.485 per share. The options vest immediately and have a five year life. The Company valued the options at $1,159,506 using the Black Scholes Option Pricing model; see Note 9 for variables used. In addition, accrued payroll taxes and penalties related to the forgiven salary and bonus of $118,000 were re-classed as the payroll amounts were not paid. The difference between the salary and taxes forgiven and the fair market value of the options of $41,006 was recorded as additional compensation expense.

(2)	Options Awarded for the use of Credit Lines and personal loans

(3)	Effective April, 2016 Mr. Harpole no longer provided services to the Company.

Employment Agreements

On March 1, 2015, the board modified Christopher Carmichael’s employment agreement to reflect the same base salary of $525,000 annually but a different bonus structure focusing on the revenue performance of the Company. He also is to receive 600,000 options annually. Beginning March 1, 2015, Carmichael receives three and a half percent (3.5%) of gross revenue from any and all corporate activities worldwide and a two and a half percent (2.5%) gross override of the book value derived from all cashless transactions this March 1, 2015 amendment. Mr. Carmichael is also awarded twenty percent of all gross revenues associated with the project known as “106 Yards”. All cashless transactions are paid out as common stock. Upon termination of the amended agreement, the Company is obligated to pay employee any outstanding liabilities owed to him and amounts owed per the contract to the end of the term.

On March 1, 2015, the board modified Connie Jordan’s employment agreement to reflect the same base salary of $250,000 annually but a different bonus structure focusing on the revenue performance of the Company. Beginning March 1, 2015, Jordan receives one and a half percent (1.5%) of gross revenue from any and all corporate activities worldwide and a three percent (3%) gross override of revenue resulting from the successful patent prosecution, litigation, settlement or actions taken by the Company. Upon termination of the amended agreement, the Company is obligated to pay employee any outstanding liabilities owed to her and amounts owed per the contract to the end of the term. She also is to receive 300,000 options.

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

On January 1, 2012, as amended on August 1, 2013, the Company entered into an employment agreement with Bryan Harpole (the “Harpole Agreement”) to be employed as the Company’s general studio manager on an at will basis. Mr. Harpole will receive an annual salary of $150,000 and is eligible for certain bonuses including an annual bonus in the form of stock options to purchase 75,000 shares at an exercise price of $4.00. Harpole receives a one percent (1%) gross override for all revenue relating to studio revenues. Effective April, 2016 Mr. Harpole no longer provided services to the Company.

The foregoing descriptions of the terms of the Carmichael Agreement, Jordan Agreement, Garrison Agreement, and Harpole Agreement do not purport to be complete and are qualified in their entirety by reference to the provisions of such agreements filed as Exhibits 10.1 10.2, 10.3, and 10.4, respectively, are incorporated by reference herein.

Directors Retention Agreement

Effective July 1, 2014, we revised our policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company’s various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation in the form of cash fees.

2015 DIRECTOR COMPENSATION TABLE

						Non-Qualified
					Non-Equity	Deferred
		Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
		Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Totals
Name	Year	($)	($)	($) (C)	($)	($)	($)	($)

Christopher Carmichael	2015	$-	$-	$	$-	$-	$-	$57,028
Co-Chairman

Connie Jordan	2015	-	-		-	-	-	57,028

Nick Mitsakos (A)	2015	45,000	-	57,028	-	-	300,000	402,028
Co-Chairman

Webb Blessley	2015	40,000	-	57,028	-	-	-	97,028

(A) On March 22, 2013, as amended in July 2013, the Company entered into a Co-Chairman of the Board of Directors Retention Agreement with Nick Mitsakos to perform the services and duties that are normally and customarily associated with this position as well as other associated duties as our Board reasonably determine in exchange for 250,000 shares of Company stock that were awarded upon execution of the agreement. The agreement was amended on December 31, 2013 whereby Mr. Mitsakos would receive a flat monthly rate of $25,000 per month in addition to his stock award. As of December 31, 2014, amounts due to Mr. Mitsakos included within the table above were $167,500. Nicholas Mitsakos resigned as the Interim Chief Executive Officer and as the Co-Chairman and member of the Board of Directors of Ubiquity, Inc. effective August 12, 2016. Mr. Mitsakos’ resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. While serving on the board of directors and as CEO of the company, Mitsakos failed to advise the board of his SEC investigation into a company owned and solely controlled by Mitsakos known as Matrix Capital. Matrix Capital has never had any affiliation with Ubiquity, its Officers, Directors, or Shareholders whatsoever.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding our shares of common stock beneficially owned as of May 31, 2017for (i) each stockholder known to be the beneficial owner of 5% or more of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, or (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days through an exercise of stock options or warrants or otherwise. Unless otherwise indicated, voting and investment power relating to the shares shown in the table for our directors and executive officers is exercised solely by the beneficial owner or shared by the owner and the owner’s spouse or children.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days as of May 31, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of the Closing Date is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise specified, the address of each of the persons set forth below is in care of Ubiquity, Inc., 9801 Research Drive, Irvine CA 92618.

		Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Title of Class	Beneficial Ownership	of Class(3)
Executive Officers and Directors
Christopher Carmichael(1)(4)	Common Stock	33,686,064	11.01%
Brenden Garrison(5)	Common Stock	1,226,826	0.40%
Nicholas Mitsakos(7)	Common Stock	9,629,297	3.15%
Connie Jordan(1)(2)(6)	Common Stock	11,305,105	3.70%
Webb Blessley(8)	Common Stock	5,404,084	1.77%
Directors and executive officers as a group (5 persons)	Common Stock	61,251,376	20.03%
Other 5% Holders:
Scott Hinkle	Common Stock	22,430,668	7.33%
Jay McNamara	Common Stock	16,670,715	5.45%
Strategic Capital Management	Common Stock	16,456,065	5.38%
Charles Hinn II	Common Stock	15,171,191	4.96%

(1)	Christopher Carmichael and Connie Jordan are the beneficial owners of 2,371,429 shares and 2,371,429 shares, respectively, which are owned by Silent Light LLC, making Christopher Carmichael and Connie Jordan individual owners of 44.15% of the Silent Light Stock or 88.30% in aggregate giving them the voting power over said shares.

(2)	6,720,000 shares are held by an irrevocable trust.

(3)	Based on 305,836,178 shares issued and outstanding as of June 12, 2017.

(4)	Chris Carmichael has 19,517,461 in common shares in his name, 2,371,429 shares as a beneficial ownership in Silent Light, LLC, 3,360,000 shares as beneficial ownership in a trust, and 8,437,174 in options to purchase common stock.

(5)	Brenden Garrison has 848,254 in common shares in his name, 57,143 shares as beneficial ownership in an LLC, and 9321,429 options to purchase to common shares.

(6)

Connie Jordan has 4,051,429 common shares in her name, 2,371,429 shares as a beneficial ownership in Silent Light, LLC, 3,360,000 shares as beneficial ownership in a trust, 80,390 shares as beneficial ownership in an LLC and 1,441,857in options to purchase common stock.

(7)	On August 15, 2016 Nicholas Mitsakos resigned as Co-Chairman and CEO.

(8)	On June 1, 2016 Webb Blessley resigned from the Board of Directors

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Compensation Related

UBIQUITY, INC.

SC Business, Inc.

SC Business, Inc. (“SC”) is an entity owned by the Company’s CFO, Brenden Garrison. At times SC charges Ubiquity for tax/consulting work. In order to assist the Company in accessing its credit card lines (as provided by the Carmichael family – see “Loans Payable – Related Parties” below), SC Business periodically charges the Company’s credit cards and remits the related funds, net of fees, back to Ubiquity or to SME. The following is a summary of the transactions between the parties during the years ended December 31, 2015 and 2014:

	2015	2014
Receivable from SC Business, beginning of the year	$1,279,681	$437,812
Amount charged on Ubiquity Credit Cards by SC Business	$4,628,5795	$2,619,267
Amounts remitted back to Ubiquity	(3,842,503)	(1,673,407)
Amounts retained by SC for settlements of Brenden Garrison’s accrued salary and reimbursements(2015) and amounts due SC (2014)	(191,796)	(28,758)
PayPal and other fees incurred by SC Business	(166,327)	(75,233)

Receivable from SC Business (1)	$707,634	$1,279,681 (1)
Amounts remitted to SME	$426,787	$609,897 (2)

(1) The substance of this receivable is that it is due from SME based on the balance being related to amounts remitted from Ubiquity to SME. See Note 2 for related elimination of the related balance upon the acquisition of SME. Accordingly, such amounts are eliminated in the consolidation of SME.

(2) Net of approximately $232,000 of amounts owed to SC Business.

Max Gan

Max Gan is an employee of the Company. Max Gan loans the company money periodically and also assists the Company in accessing its credit card lines, Max Gan periodically charges the Company’s credit cards. Max Gan then remits the related amount charged, net of fees, back to Ubiquity. The following is a summary of the transactions between the parties during the year ended December 31, 2015 and 2014:

	2015	2014
Receivable from Max Gan, beginning of year	$247,461	$125,920
Amount charged on Ubiquity Credit Cards	$718,124	$574,040
Amounts remitted back to Ubiquity	(642,079)	(393,405)
PayPal and other fees incurred	(13,876)	(42,185)
Interest Service fees charged	$0	$(16,909)
Allowance for bad debt	(309,630)	-
Receivable from Max Gan,net, end of period	$0	$247,461

Nicholas Mitsakos

Nicholas Mitsakos was the Company’s Co-Chairman of the Board. The Company entered into a directors retention agreement with Mitsakos on March 22, 2013 for the issuance of 250,000 shares of common stock as amended in July 2013 for the issuance of an additional 250,000 shares of common stock. Finally, the agreement was amended in December 2013, which calls for monthly payments of $25,000 beginning in January 2014. During the years ended December 31, 2015 and 2014, the Company recorded expense of $300,000 and $150,000, respectively, under the contract. As of December 31, 2015 and December 31, 2014, the cash amounts owed under the contract were $450,000 and $150,000, respectively. Subsequent to year end, the amounts due were settled with the issuance of common stock see Note 14.

Carmichael Enterprises

This entity is owned by Al Carmichael, who is the father of our CEO, Chris Carmichael. Al Carmichael is the signor for the Company’s business credit cards. In exchange for providing the Company with the access to the related credit lines, the Company pays him a monthly fee of $2,500 per month. During the years ended December 31, 2015 and 2014, the Company expensed $30,000 and $30,000 in consulting fees of which $0 and $0 was due, respectively. In addition, the Company owed him $16,000 and $10,000, in reference to a note payable at December 31, 2015 and 2014, respectively. On October 24, 2016 Albert Carmichael filed a UCC-1 financing statement for amounts owed relating to a personal loan to the company as well as certain credit being secured for the company listing the Company’s fixed assets as collateral.

Brittany Carmichael

Brittany Carmichael is the daughter of our CEO, Chris Carmichael and provided secretarial, administrative, and marketing support for the Company. The Company expensed approximately $69,753 and $27,012 related to her salary, reimbursed expenses, and beneficial payments charged against her salary during the years ended December 31, 2015 and 2014, respectively. Effective November 30, 2016 Brittany no longer provided services to the Company.

Cameron Carmichael

Cameron Carmichael is the son of our CEO, Chris Carmichael, and provided studio related services to the Company. The Company expensed approximately $33,526 and $31,375 related to his salary, reimbursed expenses, and beneficial payments against his salary during the years ended December 31, 2015 and 2014, respectively. Effective March 1, 2017 Cameron no longer provided services to the Company.

Shane Carmichael

Shane Carmichael is the son of our CEO, Chris Carmichael, and provided studio related services to the Company. The Company expensed approximately $72,084 and $66,737 related to his salary, reimbursed expenses, and beneficial payments charged against his salary during the years ended December 31, 2015 and 2014, respectively. Effective December 31, 2016 Shane no longer provided services to the Company.

Christopher Carmichael & Connie Jordan

The following is a summary of compensation paid and amounts payable to Christopher Carmichael and Connie Jordan for the years ended December 31, 2015 and 2014:

	Christopher		Christopher
	Carmichael		Carmichael		Connie Jordan		Connie Jordan
	2015		2014		2015		2014
Beginning Accrued Balance	$2,705,365		$1,053,398		$1,199,523		$181,241
Add SME <FN 6> - January 1, 2014	0		1,220,863		0		971,065
Annual Salary - Ubiquity, Inc.	532,200		539,400		264,400		264,400
Annual Salary - Sponsor Me, Inc.	0		200,000		0		180,000
Annual Director Fees	-		-		-		-
Bonus	13,467		403,010		3,634		120,943
Other Reimbursements (3)	73,929		14,994		63,539		5,957
Subtotal	3,324,961		3,431,665		1,531,096		1,723,606
Payments	(505,352	)(2)	(726,300	)(2)	(270,084	)(2)	(524,083	)(2)
SME Amounts Forgiven in Share Exchange Agreement(4)	(1,470,863)		-		(1,198,565)		-
Option Exchange Forgiveness of Salary	(1,000,000	)(1)
Accrual - Ending December 31	$348,746		$2,705,365		$62,448		$1,199,523

(1) Salary and bonuses forgiven for the exchange to purchase options, see Note 6.

(2) Payments do not include amounts SME paid an aggregate of approximately $62,573 and $61,875 in benefits for the years ended December 31, 2015 and 2014, respectively.

(3) Other income primarily relates to the benefit of using American Express points.

(4) See Note 6

For the year ended December 31, 2015 Chris Carmichael loaned Ubiquity $1,204,905 and at December 31, 2015 was owed $605,172. The loans are memorialized by contracts bearing 8% interest annually.

On June 9, 2016 Christopher Carmichael filed a UCC-1 financing statement for his amounts owed as an officer director and loans to the company totaling over $2,000,000 owed at the time, listing the Company’s intellectual property and other fixed assets as collateral. Chris Carmichael had previously loaned the company $14,571,612 through personal loans and amounts secured by his family for business expenses for the two years ended December 31, 2015 and 2014 respectively, including $8,065,771 for the year ended December 31, 2015.

Annual Salary

On December 20, 2013, effective January 1, 2014, the Board of Directors approved to increase Christopher Carmichael, the Company’s CEO, annual salary from $420,000 to $525,000. Additionally, the CEO receives and accrues a medical allowance of $1,200 per month. In addition, the CEO receives an annual grant of 300,000 options prior to January 1, 2014 and 600,000 subsequently.

On December 20, 2013, effective January 1, 2014, the Board of Directors approved to increase The Company’s CFO annual salary from $150,000 to $225,000 and an annual option grant of 150,000 shares.

The Company’s Senior Executive Vice President, Connie Jordan, received an annual salary of $250,000 during the years ended December 31, 2015 and 2014. Additionally, the Senior Executive Vice President receives and accrues a medical allowance of $1,200 per month and an annual option grant of 200,000 prior to January 1, 2014 and 300,000 subsequently.

Bonus

During the years ended December 31, 2015 and 2014, the CEO earned bonuses of $13,467 and $403,010, respectively, in connection with the bonus provisions of his related employment agreement (see Note 10). During the years ended December 31, 2015 and 2014, the Senior Executive Vice President earned bonuses of $3,634 and $120,943, respectively, in connection with the bonus provisions of her related employment agreement (see Note 10). The Company accounts for the bonuses as payroll expense.

Accrued Amounts Payable to CEO and Senior Executive Vice President

As of December 31, 2015 and 2014, amounts payable to the CEO related to the items discussed above were $348,746 and $2,705,365, respectively. See Note 6 for discussion related to $1,000,000 of salary and bonus payable to the CEO exchanged for options to purchase shares of the Company’s common stock. As of December 31, 2015 and 2014, amounts payable to the Senior Executive Vice President related to the items discussed above were $241,925 and $1,199,523, respectively.

Board of Director Fees

Effective July 1, 2014, the Company revised its policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company’s various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation. During the years ended December 31, 2015 and 2014, the Company accrued $85,000 And $32,500 respectively, in connection with amounts due to non-officer board of director members. As of December 31, 2015 and 2014, $217,500 and $132,500 was included within accrued expenses on the accompanying balance sheets, respectively.

On June 9, 2016 Christopher Carmichael filed a UCC-1 financing statement for his amounts owed as an officer director and loans to the company totaling over $2,000,000 owed at the time, listing the Company’s intellectual property and other fixed assets as collateral. Chris Carmichael had previously loaned the company $14,571,612 through personal loans and amounts secured by his family for business expenses for the two years ended December 31, 2015 and 2014 respectively, including $8,065,771 for the year ended December 31, 2015.

UBIQUITY, INC.

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family are up to $800,000 per month and is memorialized in a formal loan agreement. Of which a total loaned from the use of these guaranteed cards was $6,824,866 and $6,280,841 during the years ended December 31, 2015 and 2014, respectively. See Note 9 for discussion of options granted during the year ended December 31, 2015 in connection with this guarantee.

The Company benefited from the use of American Express points totaling approximately $70,000 in real dollar value. The Company used these points to pay for business expenses, to pay down the business card, and other expenses.

The Company had certain notes payable outstanding to related parties as of December 31, 2015 and 2014. During the years ended December 31, 2015 and 2014, the Company borrowed $1,204,905 and $225,000 from Chris Carmichael for which payments were made of $599,732 and $225,000, respectively. As of December 31, 2015 and 2014, Christopher Carmichael was owed $605,172 and $0, respectively. The amounts were unsecured, incurred interest at 8% per annum and due on demand. During the year ended December 31, 2015, the Company recorded accrued interest of $10,100. The proceeds were used for operations.

Albert Carmichael, a family member of the Company’s CEO, was owed $16,000 and $10,000 as of December 31, 2015 and 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

Employees, consultants or shareholders of the Company were owed $74, 394 and $18,489 as of December 31, 2015 and 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. However, the Company is recording interest at 8%, which is consistent with other related party loans, for a total accrued interest of $7,500 as of December 31, 2015. The proceeds were used for operations. In addition, during the year ended December 31, 2015, the Company issued 736,834 share of common stock in settlement of $57,500 in principal balance. The Company valued the shares of common stock at $81,032 based upon the closing market price on the date of issuance. The excess fair market value of the common stock over the amount relived of $23,532 was recorded as interest expense. As of December 31, 2015, one of the notes representing $20,000 is convertible into shares of common stock at a rate of $.08 per share.

In February 2014, the Company received a $50,000 loan from a shareholder. The proceeds from the loan were used for operations and were expected to be paid back on demand. No formal terms were ever entered into in connection with the loan. During the year ended December 31, 2014, the Company repaid the $50,000 loan and an additional $5,000 which was accounted for as interest expense.

Loans Payable - Related Parties

Sponsor Me, Inc.

Max Gan an employee of Ubiquity was owed $10,000 and $10,000 as of December 31, 2015 and 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

SC Business a company controlled by Sponsor Me, Inc.’s CEO was owed $1,716,468 and $1,289,681 by SME as of December 31, 2015 and 2014, respectively. The amounts are unsecured, non-interest bearing and due on demand. The substance of the amounts due to SC Business is based on the amounts advanced from Ubiquity (as provided by the Carmichael family – see “Loans Payable – Related Parties”). Accordingly such amounts at December 31, 2015 are eliminated in consolidation. The proceeds were used for operations and are the result of advances from Ubiquity to SC Business which were then disbursed to SME (See SC Business. section above and note 8).

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

We have determined that Robert Fernander is considered an independent director.

Bola Ajere has resigned from his respective position as an independent board member from the Ubiquity Inc. He will consider rejoining the board if Ubiquity Inc. is able to obtain a D & O insurance with a coverage of $5 million by the end of June 2017.

On May 25, 2017 Mr. Robert Fernander expressed his intentions to resign from the Board of Directors, should Ubiquity be unable to secure adequate levels of directors and officers Insurance on or before June 30, 2017.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by Hall and Company for professional services rendered for the audit of the Company’s consolidated financial statements for the year ended December 31, 2015 was $95,000.00

The aggregate fees billed by Hartley Moore Accountancy Corporation for professional services rendered for the audit of the Company’s consolidated financial statements for the year ended December 31, 2014 were $74,000.

The aggregate fees billed by KLJ and Associates, LLP, our prior independent registered public accounting firm, for professional services rendered for the audit of the Company’s consolidated financial statements for the year ended December 31, 2014 were $56,000.

The aggregate fees billed by Silberstein Ungar, PLLC for professional services rendered for the audit of the Company’s consolidated financial statements for the year ended December 31, 2014 were $36,000.

Audit Related Fees

None

Tax Fees

None

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

Ubiquity Inc.

By:	/s/ Christopher Carmichael
Christopher Carmichael
Interim Chief Executive Officer
(Duly Authorized Officer and Principal
Executive Officer)

Dated:	June 23, 2017

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated:	June 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Carmichael	Chairman of the Board
Christopher Carmichael

/s/ Brenden Garrison	Chief Financial Officer
Brenden Garrison	(principal financial and accounting officer)

	Senior Executive Vice President of	June 23, 2017
Intellectual Property and
/s/ Connie Jordan	Transmedia and Director
Connie Jordan

June 23, 2017

