Form 10-Q
period 2016-03-31
UBIQUITY, INC.
filed 2017-07-12
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016.

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

As of July 12, 2017 there were 306,261,178 shares of common stock, $0.001 par value issued and outstanding.

UBIQUITY, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2016

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “Ubiquity-NV,” “our Company,” or “the Company” are to the business of Ubiquity, Inc. and its wholly-owned subsidiaries.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UBIQUITY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

3

UBIQUITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets:
Cash and cash equivalents	$45,050	$193,839
Accounts receivable, net	2,700	2,700
Prepaid expenses	70,202	45,202
Loans receivable - related parties	7,700	-
Total current assets	125,652	241,741

Property and equipment, net	400,249	448,327
Other assets:
Other assets	203,494	107,364
Intangible assets, net	405,252	405,252
Total assets	$1,134,647	$1,202,684

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable	$1,539,756	$1,449,973
Accrued expenses	3,157,654	3,594,682
Accrued legal	7,700,000	7,700,000
Credit cards payable	667,596	543,915
Loans payable - related parties	727,969	712,018
Convertible notes, net discounts of $164,557 and $361,944, respectively	3,321,607	3,043,132
Derivative liabilities	8,845,033	6,785,665
Total current liabilities	25,959,615	23,829,385

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001, 10,000,000 shares authorized, 2,001,000 and 2,001,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2,001	2,001
Common stock, par value $0.001, 800,000,000 shares authorized, 238,545,375 and 197,237,138 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	238,545	197,237
Additional paid-in capital	161,675,968	159,716,329
Subscription receivable	(118,000)	(173,000)
Accumulated deficit	(187,748,482)	(182,869,268)
Total Ubiquity, Inc. stockholders’ deficit	(25,949,968)	(23,126,701)
Non-controlling interest	1,125,000	500,000
Total stockholders’ deficit	(24,824,968)	(22,626,701)
Total liabilities and stockholders’ deficit	$1,134,647	$1,202,684

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Revenues	$28,085	$4,569
	28,085	4,569

Costs of sales	2,326	6,854
Gross profit (loss)	25,759	(2,285)

Operating expenses:
Meals and entertainment	15,375	21,813
Marketing	132,778	14,535
Outside services	32,249	143,439
Development expense	-	-
Payroll expense	592,236	683,886
Stock-based compensation	679,862	1,419,378
Office and computer	46,594	124,617
Professional fees	459,669	709,228
Rent	164,187	174,809
Travel	24,396	10,813
Taxes	1,133	12,171
Charitable contributions	15,082	8,708
Bad debt expense	-	-
Depreciation and amortization	245,465	449,199
Other operating expenses	127,961	238,094
Total operating expenses	2,536,987	4,010,690

Operating loss	(2,511,228)	(4,012,975)

Other income and (expense):
Interest expense	(308,618)	(160,381)
Loss on impairment of intangible assets	-	-
Change in fair market value of derivative liabilities	(2,059,368)	(512,696)
Loss on forgiveness of note receivable - related party	-	-
Loss on guarantee	-	-
Other income	-	2,898
Total other expense	(2,367,986)	(670,179)

Loss before provision for income taxes	(4,879,214)	(4,683,154)

Provision for income taxes	-	-

Net loss	$(4,879,214)	$(4,683,154)

Loss attributable to non-controlling interest	-	261,630

Loss attributable to Ubiquity, Inc.	$(4,879,214)	$(4,421,524)

Net loss per share: basic and diluted	$(0.02)	$(0.04)
Weighted average number of shares outstanding: basic and diluted	221,367,942	105,972,195

See accompanying notes to the consolidated financial statements.

UBIQUITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,834,703)	$(4,683,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,078	449,199
Stock-based compensation	679,862	1,419,378
Common stock issued for settlements	456,881	-
Loss on change in fair market value of derivative liabilities	2,059,368	512,696
Principle increase due to default on convertible notes payable	136,540	-
Amortization of debt discount	197,387	136,949
Changes in operating assets and liabilities:
Prepaid expenses	(25,000)	-
Accounts payable	89,346	47,946
Accrued expenses	(311,231)	130,465
Credit cards payable	123,681	(26,466)
Net cash used in operating activities	(1,379,791)	(2,012,987)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of (loans to) related parties	(7,700)	12,630
Other assets	(96,130)	-
Purchase/acquisition of intangible assets	(0)	(149,047)
Net cash used in investing activities	(103,830)	(136,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	1,455,250
Payments on convertible notes payable	(170,000)	-
Proceeds from loans payable - related party	75,225	207,500
Payments on loans payable - related party	(58,837)	(85,309)
Proceeds from sale of common stock	1,532,955	517,500
Net cash provided by financing activities	1,379,343	2,094,941

Change in cash and cash equivalents	(148,789)	(54,463)
Cash and cash equivalents, beginning of period	193,839	102,286
Cash and cash equivalents, end of period	$45,050	$47,823

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Value of embedded conversion feature for debt discount	$-	$740,750
Subscription receivable	$-	$30,000
Conversion notes payable, accrued interest, accounts payable and derivative liabilities into common stock	$11,249	$-
Conversion of accrued wages into stock options	$-	$1,118,500
Increase in convertible notes payable due to penalties and accrued interest	$262,337	$-

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

Organization of Company

UBIQUITY

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

SPONSOR ME

On December 31, 2014, the Company entered into a Share Exchange Agreement with Sponsor Me, Inc., and a Nevada corporation (“Sponsor Me”). Sponsor Me is a related party as Brenden Garrison was the CEO of Sponsor Me and is also the CFO of the Company. The Effective Date of the transaction was March 31, 2015 and resulted in the acquisition of Sponsor Me. Pursuant to the terms of the Share Exchange Agreement, Ubiquity acquired all of the outstanding capital stock of Sponsor Me from the Sponsor Me shareholders for an aggregate of 3,878,467 shares, or 3.59% of the Company’s common stock at that time, and Sponsor Me became a wholly-owned subsidiary of the Company.

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

Sprocket HK Limited

On March 3, 2015 Sprocket HK Limited was incorporated in Hong Kong. Ubiquity, Inc. held a 51% non-dilutable stake in Sprocket HK Limited.

On March 13, 2015 Ubiquity, Inc. entered into a Non-Exclusive Commercial Technology License Agreement (the “License Agreement”) with Sprocket HK Limited (“Sprocket”), a Hong Kong limited liability company. Pursuant to the terms of the Agreement, the Company agreed to grant to Sprocket a domestic and international non-exclusive license to make, use, copy and distribute products and services based upon the technology owned by the Company. Sprocket will also negotiate licenses with third parties, subject to the terms and conditions set forth in the License Agreement. The minimum cash flow to Ubiquity, Inc. is expected to be generated from the licensing agreement is $100,000 and carries a revenue share agreement where Sprocket HK will pay Ubiquity, Inc. 60% of all net revenue proceeds of all licensed and sub-licensed technology either directly or indirectly. The cash flow generated from this agreement can be for general expenses and working capital in Ubiquity, Inc. There were no significant operations at this entity for the period ended March 31, 2016 and 2016.

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

Sprocket Wearables, Inc.

On September 18, 2015, the Company entered into a Mobile Applications Development and Services Agreement (“Agreement”) with Appetizer Mobile LLC (“Appetizer”). Under the terms of the Agreement, Appetizer will provide all necessary development services related to mobile applications for the use of the Company’s signature product, the “Sprocket”, in wearable tech devices. Specifically, the first project will be for the integration of the Sprocket into the Apple Watch. Pursuant to the Agreement, the Company formed a new corporation, Sprocket Wearables, Inc. on September 25, 2015 (“Sprocket Wearable’s”). Appetizer will initially own twenty five percent (25%) of the issued shares of Sprocket Wearables. As of March 31, 2016, the Company owns 62%, Appetizer Mobile owns 26% and other investors own 12% through the investment of $1M in cash. As of March 31, 2016, investments of $1,125,000 have been received As of July 3, 2017, an additional $1,982,500 has been received.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has negative working capital and operating losses, and has not yet produced continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The Company is currently in various negotiations for the licensing of their Sprocket product line, however, no formal terms have been agreed upon. To date revenues from licensing agreements have not been sufficient to fund operations. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than disclosed above, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. Subsequent to quarter end, the Company raised $3,867,788 from the issuance of common stock.

The Company has not generated any profit from operations since its inception. The Company expects its operating expenses will increase over the next 12 months to continue its development activities. Based on its average monthly expenses and current burn rate, it estimates it will need to raise an additional $10,000,000 to $15,000,000 over the next 24 months. This amount could increase if it encounters difficulties that it cannot anticipate at this time or if it acquires other businesses. The Company expects to raise money through equity financing via the sale of its common stock. Should it be unable to raise the money that it needs in order to continue to operate its business, it will be forced to delay, scale back or eliminate some or all of its proposed operations. Failure to raise additional capital required to run its operations could have a material adverse effect on the Company’s business and its continued operation

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not indicative of the results that may be expected for the full year.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Ubiquity Broadcasting Corp., Sprocket Wearables, Inc., and Sponsor Me, Inc. (“SME”) for all periods presented. Prior to March 31, 2015, the Company did not have an equity ownership in SME. However, since SME was primarily owned by officers of the Company, the Company had the power to make decisions that were most significant to SME and was expected to absorb the losses of SME. The Company determined that as of January 1, 2014, SME should be consolidated in with the Company’s operations. This determination was based upon the fact that the Company was the primary funding source for SME’s operations. Prior to 2014, SME funded operations through the sale of SME common stock. Effective March 31, 2015, the Company acquired SME; see above for additional information. All material inter-company accounts and transactions have been eliminated in consolidation.

Variable Interest Entity Considerations

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

When multiple parties make decisions over different activities of the entity, only the party with power to direct the activities that most significantly impacts the entity’s economic performance will have satisfied the first condition. The Company has the power to direct the most significant activities of SME.

Ubiquity satisfies the second condition because as the primary source of capital beginning in 2014, Ubiquity, Inc. is expected to absorb the losses that will be significant to the VIE. On March 31, 2015, SME was acquired by Ubiquity and thus the VIE was eliminated.

Non-Controlling Interests

Non-controlling interest disclosed within the condensed consolidated statements of operations represents the minority ownership’s 100% share of net losses of SME incurred during three months ended March 31, 2015. On March 31, 2015, SME was acquired by Ubiquity and thus the non-controlling interest was eliminated on that date.

Ubiquity, Inc. does not own Sprocket HK Limited as of August 2016 due to the breach of the agreement and failure to provide required financial information, which is not consolidated into the accompanying consolidated financial statements. See above for additional information.

Sprocket HK:

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

Ubiquity, Inc. does not consider itself to be the primary beneficiary of Sprocket HK. Based on the above, the accounts of Sprocket HK were not consolidated in the accompanying consolidated financial statements,

When multiple parties make decisions over different activities of the entity, only the party with power to direct the activities that most significantly impacts the entity’s economic performance will have satisfied the first condition. The Company does not have the power to direct the most significant activities of Sprocket HK. Originally the Company was formed with the intent of giving Ubiquity, Inc. a 51% stake in Sprocket HK, as well as a Board of Directors seat of Sprocket HK; however the Company was never given shares nor was a board of director seat granted.

Ubiquity also does not satisfy the second condition either. Ubiquity, Inc. is not expected to absorb any gains or losses that will be significant to the VIE. On June 28, 2016 Ubiquity ceased doing all business altogether due to a material breach of its licensing agreement. Accordingly, the Company accounts for Sprocket HK under the cost method of accounting. The investment balance was $0 at December 31, 2015 and March 31, 2016.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $450 and $14,535 for the three months ended March 31, 2016 and 2015, respectively.

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

Recently Issued Accounting Guidance

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

NOTE 3 - INTANGIBLE ASSETS

The Company’s capitalized costs in relation to developing and acquiring intangible assets, consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Patents and trademarks	$0	$0
Media projects	405,252	405,252
Sprocket Asset Group	0	0
Subtotal, intangible assets	405,252	402,252
Accumulated amortization		0
Intangible assets, net	$405,252	$402,252

Amortization expense for all intangible assets was $0 and $405,406 for the three months ended March 31, 2016 and 2015, respectively. The amortization expense is zero for the period ending March 31, 2016 as the Company impaired its intangible assets at December 31, 2015, see below.

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

NOTE 4- ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Salaries and wages - Ubiquity, Inc.	$734,455	$564,767
Payroll and other taxes	1,192,943	1,169,197
Accrued consulting fee	341,877	791,877
Accrued interest	493,528	459,068
Accrued rent	96,152	93,575
Stock Px Guarantee	205,700	205,700
Other	93,000	310,499
Total current accrued expenses	3,157,654	3,594,682

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

See Note 6 for discussion related to the accrued consulting fee - BOD Member and the portion of Salaries and wages - Ubiquity due to the Company’s officers.

See Note 8 for discussion related to the stock purchase guarantee.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have issuance discounts and other fees withheld. During the three months ended March 31, 2016, the Company did not issue any convertible notes. The convertible notes payable incur interest rates ranging from 1% to 12% per annum with due dates ranging from August 2015 to January 2017. The convertible notes payable are convertible into common stock of the Company at discounts ranging from 55-65% of either the lowest closing prices in the 20 days before the conversion date, the lowest trading price in the 25 days before the conversion date, or the volume-weighted average price of the three days before the conversion date. Certain of these notes are convertible immediately upon issuance, while others do not become convertible for a period of 180 days after issuance. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. The Company has recorded, or will record, a derivative liability in connection with the convertible notes payable on the date they become convertible. The combination of the original issue discount (“OID”), fees paid and allocation to the derivative liabilities resulted in discounts to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable. Subsequent to March 31, 2015, all convertible notes payable are in default due to the Company’s delinquency of its public filings.

As of March 31, 2016, the Company has $3,486,163 in principal and interest of convertible notes payable with remaining discounts of $164,557. These notes also contain various default provisions including increases to the interest rate ranging from 0% to 16% and increases to the principal balance ranging from 10% to 150%.

During the three months ended March 31, 2016 and 2015, $197,387 and $136,949 of the discount was amortized to interest expense, respectively. As of March 31, 2016, the unamortized debt discount was $164,557.

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

On March 31, 2016, the derivative liabilities were revalued at $8,845,033 resulting in a loss of $2,059,368 related to the change in fair market value of the derivative liabilities. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.12, our stock price on the date of valuation ($0.325), expected dividend yield of 0%, expected volatility of 154% to 197%, risk-free interest rates ranging from 0.12% to 0.56%, and an expected terms ranging from 0.87 to 1.85 years.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of July 3, 2017 the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 90 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

The following is a summary of the transactions between the parties during the three months ended March 31, 2016 and 2015:

	2016	2015
Receivable from SC Business, beginning of the year	$1,707,634	$1,279,681
Amount charged on Ubiquity Credit Cards by SC Business	$1,296,319	$1,398,162
Amounts remitted back to Ubiquity	(1,256,970)	(1,127,947)
Amounts retained by SC for settlements of Brenden Garrison’s accrued salary (2016) and amounts due SC (2015)	(0)	(56,614)
PayPal and other fees incurred by SC Business	(27,657)	(51,551)

Receivable from SC Business	$1,719,327	$1,441,731 (1)
Amounts remitted to SME	$13,200	$152,050

(1) The substance of this receivable is that it is due from SME based on the balance being related to amounts remitted from Ubiquity to SME. See Note 2 for related elimination of the related balance upon the acquisition of SME. Accordingly, such amounts are eliminated in the consolidation of SME.

Max Gan

Max Gan is an employee of the Company. Max Gan loans the company money periodically and also assists the Company in accessing its credit card lines, Max Gan charged the Company’s credit cards through PayPal. Max Gan, then remits the related amount charged, net of fees, back to Ubiquity. The following is a summary of the transactions between the parties during the three months ended March 31, 2016 and 2015:

	2016	2015
Receivable from Max Gan, beginning of year	$0	$247,461
Amount charged on Ubiquity Credit Cards	$35,200	$232,289
Amounts remitted back to Ubiquity	(35,000)	(246,620)
PayPal and other fees incurred	(0)	(8,177)
Interest Service fees charged	$0	$0

Receivable from Max Gan, end of period	$200	$224,953

Nicholas Mitsakos

Nicholas Mitsakos was the Company’s Co-Chairman of the Board. The Company entered into a directors retention agreement with Mitsakos on March 22, 2013 for the issuance of 250,000 shares of common stock as amended in July 2013 for the issuance of an additional 250,000 shares of common stock. Finally, the agreement was amended in December 2013, which calls for monthly payments of $25,000 beginning in January 2014. During the three months ended March 31, 2016 and 2015, the Company recorded expense of $0 and $75,000, respectively, under the contract. As of March 31, 2016 and December 31, 2015, the cash amounts owed under the contract were $0 and $450,000, respectively. On January 4, 2016 Nicholas Mitsakos converted his outstanding debt of $456,881 to 1,986,439 common shares of stock at the rate $0.23 cents per share.

Carmichael Enterprises

This entity is owned by Al Carmichael, who is the father of our CEO, Chris Carmichael. Al Carmichael is one of the signors of the Company’s business credit cards. In exchange for providing the Company with the access to the related credit lines, the Company pays him a monthly fee of $2,500 per month. During the three months ended March 31, 2016 and 2015, the Company expensed $7,500 and $7,500 in consulting fees, of which $0 and $0 was due, respectively. In addition, the Company owed him $16,000 and $16,000, in reference to a note payable at December March 31, 2016 and December 31, 2015, respectively. On October 24, 2016, Albert Carmichael filed a UCC-1 financing statement for amounts owed relating to a personal loan to the Company as well as certain credit being secured for the Company listing the Company’s fixed assets as collateral.

Brittany Carmichael

Brittany Carmichael is the daughter of our interim CEO, Chris Carmichael and provided secretarial, administrative, and marketing support for the Company. The Company expensed approximately $13,406 and $5,195 related to her salary, reimbursed expenses, and beneficial payments charged against her salary during the three months ended March 31, 2016 and 2015, respectively. Effective November 30, 2016, Brittany no longer provided services to the Company.

Cameron Carmichael

Cameron Carmichael is the son of our interim CEO, Chris Carmichael, and provided studio related services to the Company. The Company expensed approximately $7,231 and $3,322 related to his salary, reimbursed expenses, and beneficial payments against his salary during the three months ended March 31, 2016 and 2015, respectively. Effective March 1, 2017, Cameron no longer provided services to the Company.

Shane Carmichael

Shane Carmichael is the son of our interim CEO, Chris Carmichael, and provided studio related services to the Company. The Company expensed approximately $10,360 and $14,757 related to his salary, reimbursed expenses, and beneficial payments charged against his salary during the three months ended March 31, 2016 and 2015. Effective December 31, 2016, Shane no longer provided services to the Company.

Christopher Carmichael & Connie Jordan

The following is a summary of compensation paid and amounts payable to Christopher Carmichael and Connie Jordan for the three months ended March 31, 2016 and 2015:

	Christopher	Christopher
	Carmichael	Carmichael		Connie Jordan	Connie Jordan
	3/31/2015	3/31/2016		3/31/2015	3/31/2016
Beginning Accrued Balance	$2,705,365	$348,746		$1,199,523	$62,448
Salary - Ubiquity, Inc. Period Ending March 31st	$142,151	$133,050		$71,914	$66,100
Sponsor Me, Inc. Period Ending March 31st	$50,000	$0		$47,500	$0
Director Fees - Period Ending March 31st	$-	$0		$-	$0
Bonus	$10,875	$870		$3,263	$373
Other	$(1,000,000)-	$	{1}	$-	$
Subtotal	$1,908,391	$482,666		$1,322,199	$128,921
Payments	$(237,233)	$(232,708)		$(69,803)	$(71,143)
SME Amounts Forgiven in Share Exchange Agreement	$(1,470,863)	$0		$(1,198,565)	$0
Accrual - Ending March 31	$200,295	$249,958		$53,831	$57,778

{1} Salary and bonuses forgiven for the exchange to purchase options, see note 6

*          Payments do not include amounts SME paid an aggregate of approximately $14,489 and $20,386 in benefits for the three months ended March 31, 2016 and 2015, respectively.

Annual Salary

On December 20, 2013, effective January 1, 2014, the Board of Directors approved to increase Christopher Carmichael, the Company’s CEO, annual salary from $420,000 to $525,000. Additionally, the CEO receives and accrues a medical allowance of $1,200 per month. In addition, the CEO receives an annual option grant of 600,000.

The Company’s CFO receives an annual salary of $225,000 and an annual option grant of 150,000 shares.

The Company’s Senior Executive Vice President, Connie Jordan, received an annual salary of $250,000 during the year ended December 31, 2015. Additionally, the Senior Executive Vice President receives and accrues a medical allowance of $1,200 per month and an annual option grant of 300,000.

Bonus

During the three months ended March 31, 2016 and 2015, the CEO earned bonuses of $870 and $10,875, respectively, in connection with the bonus provisions of his related employment agreement (see Note 8). During the three months ended March 31, 2016 and 2015, the Senior Executive Vice President earned bonuses of $373 and $3,263, respectively, in connection with the bonus provisions of her related employment agreement (see Note 8). The Company accounts for the bonuses as payroll expense.

Accrued Amounts Payable to CEO and Senior Executive Vice President

As of March 31, 2016 and December 31, 2015, amounts payable to the CEO related to the items discussed above were $249,958 and $348,746, respectively. As of March 31, 2016 and December 31, 2015, amounts payable to the Senior Executive Vice President related to the items discussed above were $57,778 and $62,448, respectively.

For the year ended December 31, 2015, Chris Carmichael loaned Ubiquity $1,204,905 and at December 31, 2015 was owed $609,172. The loans are memorialized by contracts bearing 8% interest annually.

On June 9, 2016, Christopher Carmichael filed a UCC-1 financing statement for his amounts owed as an officer director and loans to the Company totaling over $2,000,000 owed at the time, listing the Company’s intellectual property and other fixed assets as collateral. Chris Carmichael had previously loaned the Company $14,571,612 through personal loans and amounts secured by his family for business expenses for the two years ended December 31, 2015 and 2014 respectively, including $8,065,771 for the year ended December 31, 2015 and $1,398,444 for the quarter ended March 31, 2016.

On June 15, 2016 Sprocket Wearables, Inc. entered into a consulting agreement with Moveo Inc., a company owned and controlled by Chris Carmichael and Connie Jordan with terms of $25,000 per month to be paid by Sprocket Wearables, Inc. and an issuance of 3,000,000 restricted common shares of Sprocket Wearables Inc. The agreement has a 2 year term.

Board of Director Fees

Effective July 1, 2014, the Company revised its policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee of $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company’s various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation. During the three months ended March 31, 2016 and 2015, the Company accrued $18,446 and $21,250, respectively, in connection with amounts due to non-officer board of director members. As of March 31, 2016 and December 31, 2015, $235,946 and $217,500 was included within accrued expenses on the accompanying balance sheet.

Loans

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family are up to $800,000 per month and is memorialized in a formal agreement. Of which a total loaned from the use of these guaranteed cards was $1,398,444 and $6,824,866 during the periods ended March 31, 2016 and December 31, 2015, respectively.

The Company had certain notes payable outstanding to related parties as of March 31, 2016 and December 31, 2015. During the periods ended March 31, 2016 and December 31, 2015, the Company borrowed $0 and $1,204,905 from Chris Carmichael for which payments were made of $0 and $605,172, respectively. As of March 31, 2016 and December 31, 2015, Christopher Carmichael was owed $609,172 and $609,172, respectively. The amounts were unsecured, incurred interest at 8% per annum and due on demand. During the periods ended March 31, 2016 and March 31, 2015, the Company recorded accrued interest of $0 as contributed capital as the interest on the notes payable was forgiven. The proceeds were used for operations.

Albert Carmichael, a family member of the Company’s CEO, was owed $16,000 and $16,000 as of March 31, 2016 and December 31, 2015, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations. On October 24, 2016, Albert Carmichael filed a UCC-1 financing statement for amounts owed relating to a personal loan to the Company as well as certain credit being secured for the Company listing the Company’s fixed assets as collateral.

Non-officer employees of the Company were owed $78,042 and $74,394 as of March 31, 2016 and December 31, 2015, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

On December 31, 2015 the company issued 1,500,000 Series A preferred shares to Christopher Carmichael and 500,000 Series A preferred shares to Connie Jordan at valued at $24,745.

Proceeds from Sales of Common Stock

During the periods ended March 31, 2016 and 2015, the Company issued 25,422,658 and 2,183,333 shares of common stock for cash proceeds of $907,955 and $517,500, respectively. In addition, as of March 31, 2016 the Company has a subscription receivable of $118,000.

During the period ended March 31, 2016 Sprocket Wearables Inc. issued 750,000 shares of common stock for cash proceeds of $625,000

Common Stock Issued for Services and Settlement

During the three months ended March 31, 2016 and 2015, the Company issued 4,636,439 and 700,000 shares of common stock for services. The Company determined the value of such shares to be $1,018,231 and $364,000 for the three months ended March 31, 2016 and 2015, respectively. The values were based upon the fair market value of the Company’s common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

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

During the years ended December 31, 2015, the Company granted options to purchase 1,125,000 shares of common stock to the board of directors and employees, including 600,000 to the CEO and 300,000 to the EVP, 150,000 to the CFO in connection with their employment; 2,561,856 to the CEO in connection with the forgiveness of $1.0 million in accrued salary and 75,000 to an employee. The options were valued at $765,927 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.49 to $0.67; dividend yield of 0%; expected volatility of 164.0%; risk-free interest rates of 0.12% and expected life of 60 months. During the year ended December 31, 2015, the Company recorded $634,101 in compensation expense in connection with the options. The Company expects to record the remaining unamortized portion of $111,079 during the year ending December 31, 2016.

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

During the three months ended March 31, 2016, the Company granted options to purchase 1,125,000 shares of common stock to the board of directors and employees, including 600,000 to the CEO, 400,000 to the EVP, 150,000 to the CFO and 75,000 to an employee in connection with their employment. The options were valued at $118,512 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices ranging from $0.11 to $0.67; dividend yield of 0%; expected volatility ranging from 162% - 165%; risk-free interest rates of 0.12% and expected life of 60 months. During the quarter ended March 31, 2016, the Company recorded $118,512 in compensation expense in connection with the options.

The aggregate intrinsic values of the options on the date of grant were $0 as the Company issues options at the then fair market value of common stock. As of March 31, 2016, all options were exercisable at prices above the fair market value of the Company’s common stock.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

Other Contingencies

At the time of death of the former President of Ubiquity, Gregory Crotty had accrued $93,743 in salary, 22,857 Common Shares of Ubiquity Broadcasting Corporation, and had 200,929 options to purchase Ubiquity Broadcasting Corporation Common Shares at $5.25 per share. He also had 42,857 shares of common stock issued in his name. Ubiquity will have to issue these shares and pay the balance of his accrued salary to the proper beneficiary once established. As of June 29, 2017 an established beneficiary has yet to be named. All 200,929 options expired as of December 31, 2011 and are not included in total options outstanding.

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

Avant Garde v. Ubiquity:

Avant Garde initiated litigation against the Company, for the recovery of the Company’s lease of its office space in Irvine, California, claiming the Company’s failed to timely pay its September 2015 rent, allegedly one day late, under the applicable lease. When Ubiquity failed inadvertently to timely answer the unlawful detainer suit, the Company was defaulted. Instead of moving to set aside the default, the Company entered into two forbearance agreements, both of which lapsed. The Company then moved the Orange County Superior Court for an order restoring the lease, which motion was denied. The court thereafter stayed the action pending the outcome of an appeal challenging the denial filed by Ubiquity. On March 14, 2016, Ubiquity paid an additional $150,000 for an increased security deposit until the appeal is finalized. The Court of Appeals issued its decision affirming the trial court’s order denying Ubiquity’s Petition for relief from judgment declaring the release forfeited. The Opinion was issued on February 17, 2017 and made final April 21, 2017. On May 17, 2017 Avant Garde entered into a settlement agreement with the Company reinstating the lease with the original terms and conditions of the lease. The lease will be up for renewal January 2020. The Company must provide a $150,000 letter of credit to its landlord by June 30, 2017 or it risks default on the lease.

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

A Judgment in the total amount of $315,406.24 was issued on August 10, 2016. The Company is currently negotiating the debt and in the process of having the default set aside. The Company has accrued all amounts due under the convertible note agreement and judgment.

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

The Company is currently engaged in settlement discussions to exhaust this debt. The Company has accrued all amounts due under the convertible note agreement and judgment.

North Matter:

On October 10, 2014, the Company was served with a complaint filed on September 13, 2014 by a former consultant against the Company, in the Superior Court of Arizona, Maricopa County. The complaint alleges that the consultant was to receive warrants to purchase 1,142,857 shares of common stock as a commencement fees for services in which commenced on December 15, 2006. On October 28, 2016 North was awarded a $7,700,000 default judgment. The Company still believes the claim is without merit; and also still believes the statute of limitations has passed. The Company recorded a $7.7M loss contingency on the books as of December 31, 2015. The Company filed a motion to vacate the default judgment and dismiss the action on March 30, 2017; the default judgment was vacated on July 10, 2017 and the case in the Northern District of Illinois has been dismissed. The Company is currently assessing the accounting treatment of this dismissal to be reported in its 2017 financial statements.

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

Justin Sundquist, Henry Kingi, and Eagle Flights Stunts, Inc.

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

Iconic Holdings, LLC

On June 3, 2016, Iconic Holdings, LLC sued the Company, claiming that Ubiquity owes Iconic $400,000 under the provisions of the Convertible Promissory Note due to default of filing requirements of Section 2.00(e)(vi) of the Note. Ubiquity originally received $97,500 on the disputed note. The Company is currently in settlement discussions, and has accrued all amounts due under the convertible note agreement.

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

NOTE 9 - SUBSEQUENT EVENTS

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

Sales of Common Stock

Subsequent to March 31, 2016, the Company issued approximately 53,768,790 shares of common stock for cash proceeds of $3,867,788. Each sale was made pursuant to a Securities Purchase Agreement the Company has used for previous sales of its common stock and containing terms, conditions, representations, and warranties typically found in similar transactions. Each sale was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Common stock issued for services

Subsequent to March 31, 2016, the Company issued approximately 15,409,712 shares of common stock for services.

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

June 8, 2016 - As a part of the corporate restructuring plan of Ubiquity, Inc. (the “Company”), on June 8, 2016, Nick Mitsakos, who was presently Co-Chairman was appointed as Interim Chief Executive Officer and will remain as Co-Chairman of the Company. Mr. Carmichael who has served the dual roles of CEO and Creative Architect relinquished the role of CEO and remained Co-Chairman and continue to serve as Chief Creative Architect of the Company. Mr. Carmichael’s relinquishing of his role as CEO was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. The Company expressed appreciation for the services Mr. Carmichael performed as a Chief Executive Officer.

June 10, 2016 - As a part of the corporate restructuring plan of Ubiquity, Inc. (the “Company”), on June 10, 2016, Greg Jones relinquished his role as a board member of Ubiquity, Inc. and rescinded all contracts between himself and Ubiquity, Inc. Mr. Jones departure was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. The Company expressed appreciation for the services Mr. Jones performed as a Board Member.

June 20, 2016 - As a part of the corporate restructuring and growth plan of Ubiquity, Inc. (the “Company”), on June 20, 2016, Jonathan Kalbfield signed his contract to become Ubiquity, Inc’s. Chief Technology Officer.

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

Potential/Actual Board Resignations

Bola Ajere has resigned from his respective position as an independent board member from the Ubiquity Inc. He will consider rejoining the board if Ubiquity Inc. is able to obtain a D & O insurance with a coverage of $5 million.

On May 25, 2017 Mr. Robert Fernander expressed his intentions to resign from the Board of Directors, should Ubiquity be unable to secure adequate levels of directors and officers Insurance.

Interim CEO Appointment

On June 20, 2017, at the request of the majority of the Company’s shareholders current chairman Christopher Carmichael has agreed to become the Company’s Interim Chief Executive Officer and will remain as Chairman of the Company. Mr. Carmichael who has previously served the dual roles of CEO and Creative Architect will retain the role of interim CEO, Chief Creative Architect, and Chairman until the shareholders meeting.

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

The Company also disclosed that it was named as a respondent in an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Exchange Act, File No. 3-17884 (the “Hearing”). The purpose of the Hearing before an Administrative Law Judge is to determine whether it is necessary and appropriate for the protection of investors to suspend for a period not exceeding twelve months or revoke the registration, of each class of securities of the Company registered pursuant to Section 12 of the Exchange Act. The hearing was originally scheduled for April 17, 2017, but the new motion for summary disposition and the SEC’s reply will be due July 10 and July 17, 2017 respectively.

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

As indicated in our March 24, 2017 Form 8-K, Ubiquity was unable to file its Annual Reports on Form 10-K as of, and for the annual periods ending December 31, 2015 and December 31, 2016 or the quarterly reports on Form 10-Q required under the Exchange Act during 2016, for several reasons, including inability to obtain requisite financial information from a Non-U.S. entity. We recently were able to obtain such financial information and commenced all procedures necessary to enable us to prepare such financial statements, including our unaudited financial statements for the three months ended March 31, 2017.

The Company intends to undertake a Restructuring Plan described in order to (a) ultimately achieve compliance with its reporting obligation under the Exchange Act, (b) settle all, if not substantially all, of its outstanding litigation, and (c) implement its business plan to commercialize its patent portfolio and provide software as a service (SaaS), mobility as a service (MaaS), virtual and augmented reality products and services.

Such Restructuring Plan contemplates the following actions to be taken by the Company:

Compliance with Exchange Act Reporting Requirements.

The Company is currently working with its securities counsel and its independent auditors to complete and file with the SEC as soon as reasonably practicable, its past due periodic SEC required filings.

In the event that the Company’s registration under Section 12 of the Exchange Act is revoked, or if the Company ultimately elects to voluntarily delist its securities under the Exchange Act, the Company will nevertheless undertake to complete as soon as reasonably practicable its audited and unaudited financial statements for the past due fiscal years and interim periods. The Company will then seek to relist its securities under Section 12 of the Exchange Act, by filing a registration statement under either the Securities Act of 1933, as amended, or the Exchange Act.

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

There can be no assurance that all or any material portion of the Company’s proposed Restructuring Plan will be accomplished if at all. The failure to achieve all or substantially all of the provisions of such Restructuring Plan would have a material and adverse effect on the Company and put its ability to continue its business operations into substantial doubt; as a result of which current investors in the Company could lose their entire investment.

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

On April 7, 2017, the Company, which has been delinquent in its periodic filings following its report for the quarter ended September 30, 2015, filed its Answer to the OIP and advised the SEC and the Administrative Law Judge that it plans to become current by June 30, 2017. On April 11, 2017, the Administrative Law Judge vacated the April 17, 2017 hearing date and issued a scheduling order for the SEC’s intended motion for summary disposition, pursuant to 17 C.F.R. § 201.250(b). The SEC served the Company on June 15, 2017. The Company’s opposition to the SEC’s motion and the SEC’s reply will be due on July 10, 2017, and July 17, 2017, respectively.

Other

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2016 through the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose other than the events described above.

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

Ubiquity expects new markets to be created and existing markets to be disrupted by Virtual Reality (“VR”), Augmented Reality (“AR”) and Mixed Reality (“MR”) as used in the Sprocket platform. There are many examples of how (“VR”), (“AR”) and (“MR”) can reshape existing forms of entertainment and commerce - from buying a new home, interacting with a doctor, or watching a football game. As the technology advances, we believe that price points will decline, and an entire new marketplace of applications (both business and consumer) will enter the market. Ubiquity believes VR/AR has the potential to spawn a multibillion-dollar industry, and may possibly be as game changing as the advent of the PC. VR (which immerses the user in a virtual world) and AR (immerses the user which overlays digital information onto the physical world) is driving a trend towards the adoption of software and applications delivered via head-mounted-devices (HMDs) as a new computing form factor.

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

June 10, 2016 - As a part of the corporate restructuring plan of Ubiquity, Inc., on June 10, 2016, Greg Jones relinquished his role as a board member of Ubiquity, Inc. and rescinded all contracts between himself and Ubiquity, Inc. Mr. Jones departure was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. The Company expressed appreciation for the services Mr. Jones performed as a Board Member.

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

June 8, 2016 - As a part of the corporate restructuring plan of Ubiquity, Inc. on June 8, 2016, Nick Mitsakos, who was presently Co-Chairman was appointed as Interim Chief Executive Officer and remained as Co-Chairman of the Company. Mr. Carmichael who has served the dual roles of CEO and Creative Architect will relinquish the role of CEO and will remain Co-Chairman and will continue to serve as Chief Creative Architect of the Company. Mr. Carmichael’s relinquishing of his role as CEO was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies and practices. The Company expressed appreciation for the services Mr. Carmichael performed as a Chief Executive Officer.

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

June 20, 2016 - As a part of the corporate restructuring and growth plan of Ubiquity, Inc. on June 20, 2016, Jonathan Kalbfield signed his contract to become Ubiquity, Inc’s. Chief Technology Officer.

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

Potential/Actual Board Resignations

Bola Ajere has resigned from his respective position as an independent board member from the Ubiquity Inc. He will consider rejoining the board if Ubiquity Inc. is able to obtain a D & O insurance with a coverage of $5 million.

On May 25, 2017 Mr. Robert Fernander expressed his intentions to resign from the Board of Directors, should Ubiquity be unable to secure adequate levels of Directors and Officers Insurance.

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

Judgment vacated and case dismissed

On July 10, 2017, the default judgment previously entered on October 28, 2016 in the matter entitled Gerald D.W. North v. Ubiquity, Inc., et al, Case Number 16 C 5698, in the United Stated District Court of the Northern District of Illinois, was vacated, and the case dismissed for lack of personal jurisdiction over the Company. The default judgment for $7.7 million was reflected on the Company’s financial statements and notes thereto for the periods through December 31, 2015, and the financial impact of the dismissal will be reflected on the Company’s quarterly report for the period ended September 30, 2017, and thereafter.

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

On April 7, 2017, the Company, which has been delinquent in its periodic filings following its report for the quarter ended September 30, 2015, filed its Answer to the OIP and advised the SEC and the Administrative Law Judge that it plans to become current by June 30, 2017. On April 11, 2017, the Administrative Law Judge vacated the April 17, 2017 hearing date and issued a scheduling order for the SEC’s intended motion for summary disposition, pursuant to 17 C.F.R. § 201.250(b). The SEC served the Company on June 15, 2017. The Company’s opposition to the SEC’s motion and the SEC’s reply will be due on July 10, 2017, and July 17, 2017, respectively.

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

A related Administrative Procedures Ruling was issued on March 21 and provides that the administrative hearing was originally scheduled for April 17, 2017, but the new motion for summary disposition and the SEC’s reply will be due July 10 and July 17, 2017 respectively.

If Ubiquity’s registration under Section 12(j) of the Exchange Act is revoked, then Ubiquity’s periodic reporting obligations under the Exchange Act will terminate and the trading of Ubiquity’s securities will cease unless Ubiquity is able to otherwise register its securities.

On April 7, 2017, the Company, which has been delinquent in its periodic filings following its report for the quarter ended September 30, 2015, filed its Answer to the OIP and advised the SEC and the Administrative Law Judge that it plans to become current by June 30, 2017. On April 11, 2017, the Administrative Law Judge vacated the April 17, 2017 hearing date and issued a scheduling order for the SEC’s intended motion for summary disposition, pursuant to 17 C.F.R. § 201.250(b). The SEC must file its motion by June 15, 2017. The Company’s opposition to the SEC’s motion and the SEC’s reply will be due on July 10, 2017, and July 17, 2017, respectively.

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

As indicated in our March 24, 2017 Form 8-K, Ubiquity was unable to file its Annual Reports on Form 10-K as of, and for the annual periods ended December 31, 2015 and December 31, 2016 or the quarterly reports on Form 10-Q required under the Exchange Act during 2016, for several reasons including its inability to obtain requisite financial information from a Non-U.S. entity. We recently were able to obtain such financial information and have commenced all procedures necessary to enable us to prepare such financial statements, including our unaudited consolidated financial statements for the three months ended March 31, 2017.

The Company intends to undertake a Restructuring Plan described in order to (a) ultimately achieve compliance with its reporting obligation under the Exchange Act, (b) settle all, if not substantially all, of its outstanding litigation, and (c) implement its business plan to commercialize its patent portfolio and provide software as a service (SaaS), mobility as a service (MaaS), virtual and augmented reality products and services.

Our Restructuring Plan consists of the following actions to be taken by the Company:

Compliance with Exchange Act Reporting Requirements.

The Company as soon as is reasonably practicable, its past due periodic SEC required filings.

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

There can be no assurance that all or any material portion of the Company’s proposed Restructuring Plan will be accomplished if at all. The failure to achieve all or substantially all of the provisions of such Restructuring Plan would have a material and adverse effect on the Company and put its ability to continue its business operations into substantial doubt; as a result of which, current investors in the Company could lose their entire investment

Other Arrangements

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

● Among other things SCM was to provide capital raising, debt restructuring and specific corporate advisory services leading to the commercialization of the Company’s products and services offerings.

In connection with the SCM Agreement, SCM entered in to agreements to purchase convertible promissory notes issued to Ubiquity, Inc. from Vista Capital, First Fire Global, Blue Citi, JDF Capital and Call and Jensen. In connection with these purchases, SCM made small payments against the notes. These purchase agreements did not release the Company from its obligations under the notes, and the assignments of such notes to SCM was not effective until full payment of the note by SCM. Unfortunately, SCM did not complete its purchase of such promissory notes, defaulting on their agreements, and as a result Ubiquity was sued by certain noteholders for performance of its obligations to certain convertible note holders. Vista Capital and Firstfire Global sued the Company for the balance of the note for non-payment (see legal section).

Plan of Operations

The Company manages its business under one operating segment which is based on a number of its products and services offered. The Company has determined that its products, services, and platforms include Sprocket, Video Intelligence, and Digital Content Production. The Company expects the nature and location of its customers in the America’s, Canada, Europe, Japan and Asia Pacific including Australia. The Company is committed to bringing the best user experience to its customers through its innovative products and services. The Company’s business strategy leverages its unique ability to design and develop its own platform, software application, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative design.

Results of Operations

Comparison for the three months ended March 31, 2016 and 2015

Net Revenue

Net revenues were $28,085 for the three months ended March 31, 2016 as compared to $4,569 for the three months ended March 31, 2015, an increase of $23,516.

The increase primarily relates to the increased bookings of the Ubiquity Studios.

This inconsistency is related to the event driven nature of its historical revenue. Going forward, management anticipates earning revenue from its studio related services and sprocket technology by way of licensing revenue.

Total Cost of Sales

Cost of sales was $2,326 for the three months ended March 31, 2016 as compared to $6,854 for the three months ended March 31, 2015 a decrease of $4,528 or 34%. The decrease is primarily attributable to the use of contracted labor versus carrying a full time production staff.

Gross Profit (Loss)

Gross profit (loss) was $25,759 for the three months ended March 31, 2016 as compared to gross profit (loss) of ($2,285) for the three months ended March 31, 2015 an increase of $23,474 or 1,127%. The increase primarily relates to the increased bookings of the Ubiquity Studios.

Operating Expenses

Operating expense were $2,536,987 for the three months ended March 31, 2016 as compared to $4,010,690 for the three months ended March 31, 2015 a decrease of $1,473,703 or 63%. For the three months ended March 31, 2016, operating expense primarily consisted of stock-based compensation of $679,862, which is dependent upon when we grant common stock and options for services and when the services are performed; payroll expense of $592,236 which decreased from the prior like period due to a decrease in personnel and salaries for our management team; professional fees of $459,669 which decreased from the prior like period due to reduced costs incurred by us in connection with our recent public filings and legal costs in connection with recent lawsuits filed.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, sales of common stock, revolver borrowings including the use of credit cards, loans from officers, and notes payable.

At March 31, 2016, Ubiquity had cash and cash equivalents of $45,050 as compared to $193,839 as of December 31, 2015, representing a decrease of $148,789.

The cash flow used in operating activities decreased to $1,379,791 for the three months ended March 31, 2016 compared to $2,012,987 for the three months ended March 31, 2015. Our net loss during the three months ended March 31, 2015 and 2016 had the biggest impact on our cash used in operating activities as to date we have not generated sufficient revenues to cover our operating expenditures.

The cash flow used in investing activities decreased to net cash used of $103,830 for the three months ended March 31, 2016, as compared to net cash used of $136,417 for the three months ended March 31, 2015. We continue to expend monies in connection with the development of our intangible assets on an as needed basis.

The cash flow provided by financing activities decreased to $1,379,343 for the three months ended March 31, 2016, as compared to net cash provided of $2,094,941 for the three months ended March 31, 2015. Due to the loss from operations, we continue to raise capital through the sale of our common stock and issuance of notes payable in order to fund operations. Capital is raised on an as needed basis.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has negative working capital, has incurred operating losses since inception, and has not yet produced significant continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. Management anticipates that it will be able to raise additional working capital through the issuance of stock and through additional loans from investors.

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

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended March 31, 2016 and fiscal year ended December 31, 2015, which are contained in the Company’s 2015 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Avant Garde v. Ubiquity:

Avant Garde initiated litigation against the Company, for the recovery of the Company’s lease of its office space in Irvine, California, claiming the Company’s failed to timely pay its September 2015 rent, allegedly one day late, under the applicable lease. When Ubiquity failed inadvertently to timely answer the unlawful detainer suit, the Company was defaulted. Instead of moving to set aside the default, the Company entered into two forbearance agreements, both of which lapsed. The Company then moved the Orange County Superior Court for an order restoring the lease, which motion was denied. The court thereafter stayed the action pending the outcome of an appeal challenging the denial filed by Ubiquity. On March 14, 2016, Ubiquity paid an additional $150,000 for an increased security deposit until the appeal is finalized. The Court of Appeals issued its decision affirming the trial court’s order denying Ubiquity’s Petition for relief from judgment declaring the release forfeited. The Opinion was issued on February 17, 2017 and made final April 21, 2017. On May 17, 2017 Avant Garde entered into a settlement agreement with the Company reinstating the lease with the original terms and conditions of the lease. The lease will be up for renewal January 2020. The Company must provide a $150,000 letter of credit to its landlord by June 30, 2017 or it risks default on the lease.

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

A Judgment in the total amount of $315,406.24 was issued on August 10, 2016. The Company is currently negotiating the debt and in the process of having the default set aside. The Company has accrued all amounts due under the convertible note agreement and judgment.

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

The Company is currently engaged in settlement discussions to exhaust this debt. The Company has accrued all amounts due under the convertible note agreement and judgment.

North Matter:

On October 10, 2014, the Company was served with a complaint filed on September 13, 2014 by a former consultant against the Company, in the Superior Court of Arizona, Maricopa County. The complaint alleges that the consultant was to receive warrants to purchase 1,142,857 shares of common stock as a commencement fees for services in which commenced on December 15, 2006. On October 28, 2016 North was awarded a $7,700,000 default judgment. The Company still believes the claim is without merit; and also still believes the statute of limitations has passed. The Company recorded a $7.7M loss contingency on the books as of December 31, 2015. The Company filed a motion to vacate the default judgment and dismiss the action on March 30, 2017; the default judgment was vacated on July 10, 2017 and the case in the Northern District of Illinois has been dismissed. The Company is currently assessing the accounting treatment of this dismissal to be reported in its 2017 financial statements.

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

Justin Sundquist, Henry Kingi, and Eagle Flights Stunts, Inc.

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

Iconic Holdings, LLC

On June 3, 2016, Iconic Holdings, LLC sued the Company, claiming that Ubiquity owes Iconic $400,000 under the provisions of the Convertible Promissory Note due to default of filing requirements of Section 2.00(e)(vi) of the Note. Ubiquity originally received $97,500 on the disputed note. The Company is currently in settlement discussions, and has accrued all amounts due under the convertible note agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

25,422,658 shares were issued in the quarter ended March 31, 2016 to approximately 15 accredited investors as defined in Rule 506 of Regulation D promulgated under the Securities Act for a total of $907,955.

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

The Company issued 4,636,439 shares of common stock for services and settlement during the quarter ended March 31, 2016. The shares were valued at a total value of $1,018,231.

The Company issued 11,249,140 shares of common stock during the quarter ended March 31, 2016 for the retirement of a convertible note in the amount of $11,249.14.

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

The Company received approximately $0 in proceeds from convertible notes payable during the quarter ended March 31, 2016. The convertible notes payable are either convertible upon issuance or six months from such date, incur interest rates ranging from 8-12%, have conversion rates with discounts to market ranging from 35-45% and mature within six to 24 months. The terms of the notes are substantially similar to those disclosed in Note 7. Each financing was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities.

See Item 1 Legal for default information.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Sale of Company Shares

Beginning on the date of the reverse merger transaction under which the Company became a public company (September 20, 2013 and through the date of this filing), there have no sales of any shares of Company stock owned by or the benefit of any current Officer or Director of the Company.

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

Dated: July 12, 2017

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: July 12, 2017

