Form 10-Q
period 2016-06-30
UBIQUITY, INC.
filed 2017-08-09
CIK 1538329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016.

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

As of July 31, 2016 there were 306,261,178 shares of common stock, $0.001 par value issued and outstanding.

UBIQUITY, INC.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2016

USE OF CERTAIN DEFINED TERMS

Except as otherwise indicated by the context, references in this report to “we,” “us,” “our,” “Ubiquity-NV,” “our Company,” or “the Company” are to the business of Ubiquity, Inc. and its wholly-owned subsidiaries.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UBIQUITY, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(UNAUDITED)

3

UBIQUITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(UNAUDITED)
Assets:
Cash and cash equivalents	$33,467	$193,839
Accounts receivable, net	2,700	2,700
Prepaid expenses	70,201	45,202
Total current assets	106,368	241,741

Property and equipment, net	362,370	448,327
Other assets	203,494	107,364
Intangible assets, net	-	405,252
Total assets	$672,232	$1,202,684

Liabilities and Stockholders’ Deficit:
Current liabilities
Accounts payable	$1,466,845	$1,449,973
Accrued expenses	3,067,485	3,594,682
Accrued legal	7,700,000	7,700,000
Credit cards payable	673,549	543,915
Loans payable - related parties	654,310	712,018
Convertible notes, net discounts of $108,412 and $361,944, respectively	3,746,141	3,043,132
Derivative liabilities	10,476,844	6,785,665
Total current liabilities	27,785,174	23,829,385

Total liabilities	27,785,174	23,829,385

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, par value $0.001, 10,000,000 shares authorized, 2,001,000 and 2,001,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2,001	2,001
Common stock, par value $0.001, 800,000,000 shares authorized, 268,457,165 and 197,237,138 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	268,457	197,237
Additional paid-in capital	166,789,938	159,716,329
Subscription receivable	(118,000)	(173,000)
Inter-Company	-	-
Accumulated deficit	(195,247,838)	(182,869,268)
Total Ubiquity, Inc. stockholders’ deficit	(28,305,442)	(23,126,701)
Non-controlling interest	1,192,500	500,000
Total stockholders’ deficit	(27,112,942)	(22,626,701)
Total liabilities and stockholders’ deficit	$672,232	$1,202,684

See accompanying notes to the condensed consolidated financial statements.

UBIQUITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Revenues	$5,850	$20,831	$33,935	$25,400
	5,850	20,831	33,935	25,400

Costs of sales	3,297	922	5,623	7,776
Gross profit	2,553	19,909	28,312	17,624

Operating expenses:
Meals and entertainment	9,205	4,028	24,580	25,841
Marketing	274,300	13,889	407,078	28,424
Outside services	100,079	45,103	132,328	188,542
Development expense	36,028	-	36,028	-
Payroll expense	512,820	534,629	1,105,056	1,218,515
Stock-based compensation	5,267,254	1,002,936	5,947,116	2,422,314
Office and computer	59,199	44,097	105,793	168,714
Professional fees	386,824	487,313	846,493	1,196,541
Rent	160,598	158,697	324,785	333,506
Travel	34,259	26,340	58,655	37,153
Taxes	11,997	6,181	13,130	18,352
Charitable contributions	21,710	11,500	36,792	20,208
Depreciation and amortization	94,025	446,741	339,490	895,940
Other operating expenses	8,468	101,592	136,429	339,686
Total operating expenses	6,976,766	2,883,046	9,513,753	6,893,736

Operating loss	(6,974,213)	(2,863,137)	(9,485,441)	(6,876,112)

Other income and (expense):
Interest expense	(490,880)	(1,781,733)	(799,498)	(1,942,114)
Loss on impairment of intangible assets	-	(940,000)	-	(940,000)
Change in fair market value of derivative liabilities	(1,631,811)	(1,393,783)	(3,691,179)	(1,906,479)
Other income	50	8,441	50	11,339
Total other income (expense)	(2,122,641)	(4,107,075)	(4,490,627)	(4,777,254)

Loss before provision for income taxes	(9,096,854)	(6,970,212)	(13,976,068)	(11,653,366)

Provision for income taxes	-	-	-	-

Net loss	$(9,096,854)	$(6,970,212)	$(13,976,068)	$(11,653,366)

Loss attributable to non-controlling interest	1,597,430	-	1,597,430	261,630

Loss attributable to Ubiquity, Inc.	$(7,499,424)	$(6,970,212)	$(12,378,638)	$(11,391,736)

Net loss per share: basic and diluted	$(0.04)	$(0.06)	$(0.05)	$(0.10)
Weighted average number of shares outstanding: basic and diluted	252,626,393	116,892,767	236,732,347	111,493,151

See accompanying notes to the condensed consolidated financial statements.

UBIQUITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,976,068)	$(11,653,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,958	895,940
Stock-based compensation	2,947,116	2,422,314
Fair market value of Sprocket Wearables, Inc. common stock issued to Moveo, Inc.	3,000,000	-
Common stock issued for settlements	456,881	-
Additional fair value related to exchange of options for accrued officer salaries	-	41,006
Common stock issued for extension of convertible note payable	-	27,413
Loss on media properties settlement	255,260	-
Loss on change in fair market value of derivative liabilities	3,691,179	1,906,479
Principle increase due to default on convertible notes payable	407,064	716,605
(Gain) Loss on extinguishment	-	(8,441)
Amortization of debt discount	253,532	888,840
Loss on impairment of intangible assets	-	940,000
Changes in operating assets and liabilities:
Accounts receivable	-	(2,600)
Prepaid expenses	(25,000)	-
Accounts payable	16,872	27,094
Accrued expenses	(303,535)	531,940
Credit cards payable	129,633	132,994
Net cash used in operating activities	(3,061,108)	(3,133,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment from (loans to) related parties	-	(41,421)
Other assets	(96,130)	-
Purchase/acquisition of intangible assets	150,000	(157,741)
Cash from SME	-	-
Net cash used in investing activities	53,870	(199,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	2,168,475
Payments on convertible notes payable	(170,000)	(204,000)
Proceeds from loans payable - related party	65,818	302,000
Payments on loans payable - related party	(123,526)	(119,137)
Proceeds from loans payable	-	-
Equity issuance costs	-	-
Proceeds from sale of common stock	3,074,574	1,272,500
Non-controlling interest	-
Net cash provided by financing activities	2,846,866	3,419,838

Change in cash and cash equivalents	(160,372)	86,894
Cash and cash equivalents, beginning of period	193,839	102,286
Cash and cash equivalents, end of period	$33,467	$189,180

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Value of embedded conversion feature for debt discount	$-	$2,051,477
Conversion notes payable, accrued interest, accounts payable and derivative liabilities into common stock	$-	$281,292
Common stock issued with convertible debt	$456,881	$125,625
Conversion of accrued wages into stock options	$-	$1,118,500

See accompanying notes to condensed consolidated financial statements.

UBIQUITY, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Sprocket HK Limited

On March 3, 2015 Sprocket HK Limited was incorporated in Hong Kong. Ubiquity, Inc. held a 51% non-dilutable stake in Sprocket HK Limited.

On March 13, 2015 Ubiquity, Inc. entered into a Non-Exclusive Commercial Technology License Agreement (the “License Agreement”) with Sprocket HK Limited (“Sprocket”), a Hong Kong limited liability company. Pursuant to the terms of the Agreement, the Company agreed to grant to Sprocket a domestic and international non-exclusive license to make, use, copy and distribute products and services based upon the technology owned by the Company. Sprocket will also negotiate licenses with third parties, subject to the terms and conditions set forth in the License Agreement. The minimum cash flow to Ubiquity, Inc. is expected to be generated from the licensing agreement is $100,000 and carries a revenue share agreement where Sprocket HK will pay Ubiquity, Inc. 60% of all net revenue proceeds of all licensed and sub-licensed technology either directly or indirectly. The cash flow generated from this agreement can be for general expenses and working capital in Ubiquity, Inc. There were no significant operations at this entity for the period ended June 30, 2016 and March 31, 2016.

Effective June 28, 2016, the Company terminated its license agreement with Sprocket HK due to the material breach for non-payment of its initial minimum cash payment of $100,000.00, not properly issuing the agreed 51% stake in Sprocket HK, and failure to provide Ubiquity the contractually agreed upon representation on the board of directors The Company sent out a notice to cure the material breach and no remedy was made within the contractual agreement of 30 days.

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

Sprocket Wearables, Inc.

On September 18, 2015, the Company entered into a Mobile Applications Development and Services Agreement (“Agreement”) with Appetizer Mobile LLC (“Appetizer”). Under the terms of the Agreement, Appetizer will provide all necessary development services related to mobile applications for the use of the Company’s signature product, the “Sprocket”, in wearable tech devices. Specifically, the first project will be for the integration of the Sprocket into the Apple Watch. Pursuant to the Agreement, the Company formed a new corporation, Sprocket Wearables, Inc. on September 25, 2015 (“Sprocket Wearable’s”). Appetizer will initially own twenty five percent (25%) of the issued shares of Sprocket Wearables. As of June 30, 2016, the Company owns 47%, Appetizer Mobile owns 20%, Moveo, LLC owns 23% and other investors own 10% through the investment of $1,125,000 in cash and services provided. As of June 30, 2016, investments of $1,125,000 have been received, as of July 31, 2017; an additional $1,982,500 has been received.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has negative working capital and operating losses, and has not yet produced significant revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern. The Company is currently in various negotiations for the licensing of their Sprocket product line, however, no formal terms have been agreed upon. To date revenues from licensing agreements have not been sufficient to fund operations. Thus, until the Company can generate sufficient cash flows to fund operations, the Company is dependent on raising additional capital through debt and/or equity transactions. In addition, the Company may have to renegotiate current convertible debt obligations, reduce certain overhead costs through the deferral of salaries and other means, and settle liabilities through negotiation. Currently, the Company does not have any commitments or assurances for additional capital, other than disclosed above, nor can the Company provide assurance that such financing will be available to it on favorable terms, or at all. If, after utilizing the existing sources of capital available to the Company, further capital needs are identified and the Company is not successful in obtaining the financing, it may be forced to curtail its existing or planned future operations. Subsequent to quarter end, the Company raised $1,311,658 from the issuance of common stock.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Condensed Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim condensed consolidated financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015. The results of operations for the three months and six months ended June 30, 2016 are not indicative of the results that may be expected for the full year.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Ubiquity Broadcasting Corp, and Sponsor Me, Inc. (“SME”) and SWI, its variable interest entity for all periods presented. Prior to March 31, 2015, the Company did not have an equity ownership in SME. However, since SME was primarily owned by officers of the Company, the Company had the power to make decisions that were most significant to SME and was expected to absorb the losses of SME. The Company determined that as of January 1, 2014, SME should be consolidated in with the Company’s operations. This determination was based upon the fact that the Company was the primary funding source for SME’s operations. Prior to 2014, SME funded operations through the sale of SME common stock. Effective March 31, 2015, the Company acquired SME; see above for additional information. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Sprocket Wearables Inc.

U.S GAAP require that if an entity is the primary beneficiary of a VIE, the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements. Ubiquity, Inc. considers itself to be the primary beneficiary of Sprocket Wearables Inc. (SWI), and accordingly, has consolidated this entiy beginning in December 2015, with the equity interests of the unaffiliated investors in SWI presented as Non-controlling Interests in the accompanying interim consolidated financial statements.

Under ASC 810-10 the Primary Beneficiary is the party that has both of the following:

1. The power to make decisions regarding the activities that most significantly impact the success of the VIE, and

2. The obligation to absorb losses or rights to receive benefits of the entity that could potentially be significant to the VIE.

When multiple parties make decisions over different activities of the entity, only the party with power to direct the activities that most significantly impacts the entity’s economic performance will have satisfied the first condition. The Company has the power to direct the most significant activities of SWI.

Ubiquity satisfies the second condition because as the primary source of capital beginning in 2016, Ubiquity, Inc. is expected to absorb the losses that will be significant to the VIE.

Sprocket HK:

U.S. GAAP requires that if an entity is the primary beneficiary of a var “VIE”, the entity should consolidate the assets, liabilities and results of operations of the VIE in its consolidated financial statements.

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

Ubiquity also does not satisfy the second condition either. Ubiquity, Inc. is not expected to absorb any gains or losses that will be significant to the VIE. On June 28, 2016 Ubiquity ceased doing all business altogether due to a material breach of its licensing agreement. Accordingly, the Company accounts for Sprocket HK under the cost method of accounting. The investment balance was $0 at December 31, 2015 and June 30, 2016.

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

Non-controlling interest disclosed within the condensed consolidated statements of operations represents the minority ownership’s 53% share of net losses of SWI incurred during three and six months months ended June 30, 2016.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $496 and $14,535 for the six months ended June 30, 2016 and 2015, respectively.

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

NOTE 3 - INTANGIBLE ASSETS

The Company’s capitalized costs in relation to developing and acquiring intangible assets, consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Patents and trademarks	$0	$0
Media projects	0	405,252
Sprocket Asset Group	0	0
Subtotal, intangible assets	0	405,252
Accumulated amortization	0	0
Intangible assets, net	$0	$405,252

Amortization expense for all intangible assets was, $0, $0, $405,406 and $414,163 for the three and six months ended June 30, 2016 and 2015, respectively. The amortization expense is zero for the period ending March 31, 2016 as the Company impaired its intangible assets at December 31, 2015.

During the process of preparing the 2015 consolidated financial statements, it became apparent that the recoverability of the Sprocket Asset Group was not reasonably assured, as a result of its foreign entity and partner Sprocket HK and iWebgate (ASX:IWG) dba Netlinkz (ASX:NET) and its arranged licensing agreement terms being breached by the licensee. As a consequence, management is unable to estimate expected cash flows with any certainty. As a result of such subsequent developments, management has concluded that, as of December 31, 2015, the remaining carrying value of the sprocket asset group was fully impaired. Based on the information available at the time of our filings prior to December 31, 2015, management does not feel that such full impairment was appropriate for such prior filings. The loss on impairment for the year ended December 31, 2015 was ($5,422,055).

The remaining balance of the media projects were reduced to zero in the quarter ended June 30, 2016 as part of the Tomberlin legal settlement. (See Note 8 Brett and Mark Tomberlin Lawsuit)

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Salaries and wages - Ubiquity, Inc.	$503,515	$564,767
Payroll and other taxes	1,216,577	1,169,197
Accrued consulting fee	354,377	791,877
Accrued interest	605,587	459,068
Accrued rent	98,729	93,575
Stock Price Guarantee	205,700	205,700
Other	83,000	310,499
Total current accrued expenses	3,067,485	3,594,682

The Company’s Chief Executive Officer and Senior Executive Vice President were paid as consultants and thus the required payroll taxes were not withheld and remitted to the appropriate taxing authorities. The Company issues these individuals 1099s which represent amounts paid to them. In connection with this, the Company accrued estimated taxes and penalties due to taxing authorities in which would be potentially due if the taxing authorities were to require the Company’s to pay if the individuals were deemed employees. The Company accrued the taxes at the time in which the amounts payable to the individuals is recorded. See Note 8 for discussion related to compensation either paid and/or accrued for related parties. As of June 30, 2016 and December 31, 2015, total amounts accrued related to potential payroll taxes and penalties were $1,216,577 and $1,169,197, respectively.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable - Variable Conversion Price

At various times to fund operations, the Company issues convertible notes payable in which the conversion features are variable. In addition, some of these convertible notes payable have issuance discounts and other fees withheld. During the six months ended June 30, 2016, the Company did not issue any convertible notes. The convertible notes payable incurred interest rates ranging from 1% to 12% per annum with due dates ranging from August 2015 to January 2017. The convertible notes payable are convertible into common stock of the Company at discounts ranging from 55% of either the lowest closing prices in the 20 days before the conversion date, the lowest trading price in the 25 days before the conversion date, or the volume-weighted average price of the three days before the conversion date. Certain of these notes are convertible immediately upon issuance, while others do not become convertible for a period of 180 days after issuance. Derivative accounting applies upon the conversion feature being available to the holder, as it is variable and does not have a floor as to the number of common shares in which could be converted. The Company has recorded, or will record, a derivative liability in connection with the convertible notes payable on the date they become convertible. The combination of the original issue discount (“OID”), fees paid and allocation to the derivative liabilities resulted in discounts to the convertible notes payable. The discounts are being amortized over the term of the convertible notes payable. Subsequent to March 31, 2015, all convertible notes payable are in default due to the Company’s delinquency of its public filings.

As of June 30, 2016, the Company has $4,412,496 in principal and accrued interest of convertible notes payable with remaining discounts of $108,412. These notes also contain various default provisions including increases to the interest rate ranging from 0% to 24% and increases to the principal balance ranging from 10% to 150%.

During the three and six months ended June 30, 2016, 56,145, 253,532 of the discount was amortized to interest expense, respectively. As of June 30, 2016 and 2015, the unamortized debt discount was $108,412 and $361,944 respectively. The Company is amortizing using the straight line method due to the short term of the notes.

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

During the six months ended June 30, 2016 and 2015 $253,532 and $888,840 of the discount was amortized to interest expense, respectively. As of June 30, 2016, the unamortized debt discount was $108,412.

Derivative Liabilities

In connection with convertible notes payable, the Company records derivative liabilities for the conversion feature. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the six months ended June 30, 2015, the Company recorded initial derivative liabilities of $3,267,843 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.0853 to $1.00 our stock price on the date of grant ($0.15 to $0.57), expected dividend yield of 0%, expected volatility of 132% to 200%, risk free interest rates ranging from 0.23% to 0.56% and expected terms ranging from one (1) to two (2) years. Upon initial valuation, the derivative liability exceeded the face value certain of the convertible note payables by approximately $1,363,000, which was recorded as a day one loss on derivative liabilityDuring the six months ended June 30, 2016, the Company had recorded derivative liabilities of $10,476,844, resulting in a loss of $1,631,811 and $3,691,179 related to the change in fair value of the derivative liabilities for the three and six months ended June 30, 2016, respectively, based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.14 our stock price on the date of grant ($0.40), expected dividend yield of 0%, expected volatility of 183% risk free interest rate of 0.12 % and expected term of one (1) year.

On June 30, 2015, the derivative liabilities were revalued at $3,726,664 resulting in a loss of $1,393,783 and $1,906,479 related to the change in fair market value of the derivative liabilities for the three and six months ended June 30, 2015 respectively. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.14 to $0.15, our stock price on the date of valuation ($0.26), expected dividend yield of 0%, expected volatility of 143% to 188%, risk-free interest rates ranging from 0.23% to 0.56%, and an expected terms ranging from 0.13 to 1.83 years.

On June 30, 2016, the derivative liabilities were revalued at $10,476,844 resulting in a loss of $3,691,179 related to the change in fair market value of the derivative liabilities for the six months ended June 30, 2016. The derivative liabilities were revalued using the Black-Scholes option pricing model with the following average assumptions: an exercise price of $0.14, our stock price on the date of valuation ($0.40), expected dividend yield of 0%, expected volatility of 183%, risk-free interest rates of 0.12% and an expected term of one year.

Future Potential Dilution

Most of the Company’s convertible notes payable contain adjustable conversion terms with significant discounts to market. As of July 20, 2017 the Company’s convertible notes payable are potentially convertible into an aggregate of approximately 90 million shares of common stock. In addition, due to the variable conversion prices on some of the Company’s convertible notes, the number of common shares issuable is dependent upon the traded price of the Company’s common stock.

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

The following is a summary of the transactions between the parties during the three months ended June 30, 2016 and 2015:

	2016	2015
Receivable from SC Business, beginning of the year	$1,707,634	$1,279,681
Amount charged on Ubiquity Credit Cards by SC Business	$2,153,925	$3,109,132
Amounts remitted back to Ubiquity or paid on Ubiquity’s behalf	(2,051,968)	(2,694,247)
Amounts retained by SC for settlements of Brenden Garrison’s accrued salary and reimbursements(2016) and amounts due SC (2015)	0	(110,202)
PayPal and other fees incurred by SC Business	(46,661)	(112,133)

Receivable from SC Business(1) June 30,	$1,762,931	$1,472,331
Amounts remitted to SME	$18,200	$182,550

(1) The substance of this receivable is that it is due from SME based on the balance being related to amounts remitted from Ubiquity to SME. See Note 2 for related elimination of the related balance upon the acquisition of SME. Accordingly, such amounts are eliminated in the consolidation of SME.

Max Gan

Max Gan is a former employee of the Company. Max Gan loaned the company money periodically and also assists the Company in accessing its credit card lines, Max Gan charged the Company’s credit cards through PayPal. Max Gan, then remitted the related amount charged, net of fees, back to Ubiquity. The following is a summary of the transactions between the parties during the six months ended June 30, 2016 and 2015:

F-16

	2016		2015
Receivable from Max Gan, beginning of year		$0	$247,461
Amount charged on Ubiquity Credit Cards		$95,763	$532,204
Amounts remitted back to Ubiquity		(95,763)	(481,875)
PayPal and other fees incurred			(18,785)

Receivable from Max Gan, end of period	$		$279,004

Nicholas Mitsakos

Nicholas Mitsakos was the Company’s Co-Chairman of the Board. The Company entered into a directors retention agreement with Mitsakos on March 22, 2013 for the issuance of 250,000 shares of common stock as amended in July 2013 for the issuance of an additional 250,000 shares of common stock. Finally, the agreement was amended in December 2013, which calls for monthly payments of $25,000 beginning in January 2014. During the three and six months ended June 30, 2016 and 2015, the Company recorded expense of $0, $0, $75,000 and $150,000, respectively, under the contract. As of June 30, 2016 and December 31, 2015, the cash amounts owed under the contract were $0 and $450,000, respectively. On January 4, 2016 Nicholas Mitsakos converted his outstanding debt of $456,881 to 1,986,439 common shares of stock at the rate $0.23 cents per share.

Carmichael Enterprises

This entity is owned by Al Carmichael, who is the father of our CEO, Chris Carmichael. Al Carmichael is the signor for the Company’s business credit cards. In exchange for providing the Company with the access to the related credit lines, the Company pays him a monthly fee of $2,500 per month. During the three and six months ended June 30, 2016 and 2015, the Company expensed $7,500, $15,000, $7,500 and $15,000 in consulting fees, and owed him $16,000 and $16,000, in reference to a note payable at June 30, 2016 and December 31, 2015, respectively. On October 24, 2016, Albert Carmichael filed a UCC-1 financing statement for amounts owed relating to a personal loan to the Company as well as certain credit being secured for the Company listing the Company’s fixed assets as collateral.

Brittany Carmichael

Brittany Carmichael is the daughter of our CEO, Chris Carmichael and provided secretarial, administrative, and marketing support for the Company. The Company expensed approximately $14,338 and $27,745, $5,195 and $10,620, related to her salary and personal expenses charged against her salary during the three and six months ended June 30, 2016 and 2015, respectively. Effective November 30, 2016, Brittany no longer provided services to the Company.

Cameron Carmichael

Cameron Carmichael is the son of our CEO, Chris Carmichael, and provided studio related services to the Company. The Company expensed approximately $7,691 and $14,921, $3,322 and $6,936 related to his salary and personal expenses charged against his salary during the three and six months ended June 30, 2016 and 2015, respectively. Effective March 1, 2017, Cameron no longer provided services to the Company.

Shane Carmichael

Shane Carmichael is the son of our CEO, Chris Carmichael, and provided studio related services to the Company. The Company expensed approximately $ 7,742 and $18,102, $14,757 and $29,339, related to his salary personal expenses charged against his salary during the three and six months ended June 30, 2016 and 2015, respectively. Effective December 31, 2016, Shane no longer provided services to the Company.

Christopher Carmichael & Connie Jordan

The following is a summary of compensation paid and amounts payable to Christopher Carmichael and Connie Jordan for the three months ended March 31, 2016 and 2015, and June 30, 2016 and 2015:

	Christopher	Christopher
	Carmichael	Carmichael		Connie Jordan	Connie Jordan
	3/31/2015	3/31/2016		3/31/2015	3/31/2016
Beginning Accrued Balance	$2,705,365	$348,746		$1,199,523	$62,448
Salary - Ubiquity, Inc. Period Ended March 31st	$142,151	$133,050		$71,914	$66,100
Sponsor Me, Inc. Period Ended March 31st	$50,000	$0		$47,500	$0
Bonus	$10,875	$870		$3,263	$373
Other	$(1,000,000)	$	{1}	$-	$
Subtotal	$1,908,391	$482,666		$1,322,199	$128,921
Payments	$(237,233)	$(232,708)		$(69,803)	$(71,143)
SME Amounts Forgiven in Share Exchange Agreement	$(1,470,863)	$0		$(1,198,565)	$0
Accrual - Ended March 31	$200,295	$249,958		$53,831	$57,778

	Christopher Carmichael 6/30/2015	Christopher Carmichael 6/30/2016	Connie Jordan 6/30/2015	Connie Jordan 6/30/2016
Beginning Accrued Balance	$200,295	$249,958	$53,831	$57,778
Salary - Ubiquity, Inc. Period Ended June 30th	162,289	133,050	87,981	66,100
Bonus	457	207	196	89
Subtotal	363,041	383,215	142,007	123,966
Payments	106,844	310,847	18,500	86,952
Accrual Ended June 30th,	256,197	72,367	123,507	37,015

{1} Salary and bonuses forgiven for the exchange to purchase options, see note 6

* Payments do not include amounts SME paid an aggregate of approximately $15,246 and $29,736, $12,593 and $20,386, in benefits for the three and six months ended June 30, 2016 and 2015, respectively.

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

Bonus

During the three and months ended June 30, 2016 and 2015, the CEO earned bonuses of $207 and $1,076, $10,875 and $457, respectively, in connection with the bonus provisions of his related employment agreement. During the three and six months ended June 30, 2016 and 2015, the Senior Executive Vice President earned bonuses of $89 and $461 $3,263, and $457, respectively, in connection with the bonus provisions of her related employment agreement. The Company accounts for the bonuses as payroll expense.

Accrued Amounts Payable to CEO and Senior Executive Vice President

As of June 30, 2016 and December 31, 2015, amounts payable to the CEO related to the items discussed above were $72,367 and $348,746 respectively. See Note 6 for discussion related to $1,000,000 of salary and bonus payable to the CEO exchanged for options to purchase shares of the Company’s common stock. As of June 30, 2016 and December 31, 2015, amounts payable to the Senior Executive Vice President related to the items discussed above were $37,015 and $62,448 respectively.

On June 9, 2016, Christopher Carmichael filed a UCC-1 financing statement for his amounts owed as an officer director and loans to the Company totaling over $2,000,000 owed at the time, listing the Company’s intellectual property and other fixed assets as collateral. Chris Carmichael had previously loaned the Company $14,571,612 through personal loans and amounts secured by his family for business expenses for the two years ended December 31, 2015 and 2014 respectively, including $8,065,771 for the year ended December 31, 2015 and $2,596,137 for the six months ended June 30, 2016.

On June 15, 2016 Sprocket Wearables, Inc. entered into a consulting agreement with Moveo Inc., a company owned and controlled by Chris Carmichael and Connie Jordan with terms of $25,000 per month to be paid by Sprocket Wearables, Inc. and an issuance of 3,000,000 restricted common shares of Sprocket Wearables Inc. The agreement has a 2 year term. During the quarter ended June 2016 $12,500 was expensed and accrued relating to the Moveo Agreement.

Board of Director Fees

Effective July 1, 2014, the Company revised its policy for providing compensation to members of the board of directors. Each independent board member receives an annual fee off $25,000 payable annually and additional compensation annually ranging from $5,000 - $10,000 depending on the board members participation in the Company’s various committees. In addition, effective July 1, 2014, the Company officers who also reside on the board of directors do not receive compensation. During the three and six months ended June 30, 2016 and 2015, the Company accrued, $18,446 and $36,893, $21,250 and $21,250, respectively, in connection with amounts due to non officer board of director members. As of June 30, 2016 and December 31, 2015, $240,560 and $217,500 was included within accrued expenses on the accompanying condensed consolidated balance sheet.

The Carmichael Family has personally guaranteed two Company credit cards and has allowed the Company use of their personal credit cards as needed. Total lines of credit personally guaranteed by the Carmichael family are up to $800,000 per month and is memorialized in a formal loan agreement. Of which a total loaned from the use of these guaranteed cards was $2,596,137 and $6,824,866 during the periods ended June 30, 2016 and December 31, 2015, respectively.

The Company had certain notes payable outstanding to related parties as of June 30, 2016 and December 31, 2015. During the periods ended June 30, 2016 and December 31, 2015, the Company borrowed $4,679 and $1,204,905 from Chris Carmichael for which payments were made of $10,000 and $605,172, respectively. As of June 30, 2016 and December 31, 2015, Christopher Carmichael was owed $103,852 and $609,172, respectively. The amounts were unsecured, incurred interest at 8% per annum and due on demand. During the period ended June 30, 2016, the Company recorded accrued interest of $4,759. The proceeds were used for operations.

Albert Carmichael, a family member of the Company’s CEO, was owed $16,000 and $16,000 as of June 30, 2016 and December 31, 2015, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations. On October 24, 2016, Albert Carmichael filed a UCC-1 financing statement for amounts owed relating to a personal loan to the Company as well as certain credit being secured for the Company listing the Company’s fixed assets as collateral.

Non-officer employees of the Company were owed $3,703 and $74,394 as of June 30, 2016 and December 31, 2015, respectively. The amounts are unsecured, non-interest bearing and due on demand. The proceeds were used for operations.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

In February 2015, the board of directors approved the designation of 500 shares of preferred stock, par value $0.001 per share, of the Company as Series A Preferred Stock. The Series A Preferred stock receive no dividends or liquidation preferences. Each share is entitled to the equivalent of 1,000,000 votes of common stock.

Proceeds from Sales of Common Stock

During the six months ended June 30, 2016 and 2015, the Company issued 49,084,448 and 13,591,667 shares of common stock for cash proceeds of $2,449,575 and $1,272,500, respectively. In addition, as of June 30, 2016 the Company has a subscription receivable of $118,000.

During the six months ended June 30, 2016, Sprocket Wearables Inc. issued 900,000 shares of common stock for cash proceeds of $700,000.

Common Stock Issued for Services and Settlement

During the six months ended June 30, 2016 and 2015, the Company issued 10,886,439 and 2,145,111 shares of common stock for services. The Company determined the value of such shares to be $3,091,981 and $1,165,666 for the six months ended June 30, 2015 and 2014, respectively. The values were based upon the fair market value of the Company’s common stock on the date of performance, which in most cases is the agreement date. Services performed in connection with these issuances relate to assignment to the board of directors, advisory services related to listing on a national exchange, marketing, broadcasting and production related services.

During the six months ended June 30, 2016 Sprocket Wearables Inc. issued 3,000,000 shares of common stock for services valued at $3,000,000 to a related party (see note 6). The shares were issued for services customary to an Interim President and Chief Designer which were performed during the six months ended June 2016. Accordingly, such were expensed in the accompanying financial statements ended June 30, 2016.

During the six months ended June 30, 2016 Ubiquity, Inc. issued 11,249,140 shares of common stock to extinguish debt of $11,249 shares related to one of the Company’s attorneys.

Options

During the six months ended June 30, 2016, the Company granted options to purchase 1,125,000 shares of common stock to the board of directors and employees, including 600,000 to the CEO, 300,000 to the EVP, 150,000 to the CFO and 75,000 to an employee in connection with their employment. The options were valued at $118,512 on the grant date using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $0.23; dividend yield of 0%; expected volatility rang of 176%; risk-free interest rates of 0.12% and expected life of 60 months. During the six months ended June 30, 2016, the Company recorded $118,512 in compensation expense in connection with the options and from options granted in prior periods.

The aggregate intrinsic values of the options on the date of grant were $0 as the Company issues options at the then fair market value of common stock. As of June 30, 2016, all options were exercisable at prices above the fair market value of the Company’s common stock.

Total options outstanding, vesting remaing at June 30, 2016 were as follows, unvested expense of $218,014 with a remaining vesting term of 6 months and a zero intrinsic value at June 30, 2016.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

On March 1, 2015, the board modified Christopher Carmichael’s employment agreement to reflect the same base salary of $525,000 annually but a different bonus structure focusing on the revenue performance of the Company. He also is to receive 600,000 options annually. Beginning March 1, 2015, Carmichael receives three and a half percent (3.5%) of gross revenue from any and all corporate activities worldwide and a two and a half percent (2.5%) gross override of the book value derived from all cashless transactions t. Mr. Carmichael is also awarded twenty percent of all gross revenues associated with the project known as “106 Yards”. All cashless transactions are paid out as common stock. Upon termination of the amended agreement, the Company is obligated to pay employee any outstanding liabilities owed to him and amounts owed per the contract to the end of the term. On June 20, 2017 Christopher Carmichael became interim CEO of the company with the same terms as in his previous agreement.

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

During the first quarter of 2013, the Employment Development Department of the State of California (the “EDD”) notified the Company that it proposed to categorize our independent contractors as employees and proposed an assessment of additional employment taxes in the amount of $305,885, which represented a contingent liability. The Company filed a formal petition as of April 22, 2013. The Company has recorded a provision for the assessment as an accrued expense even though the Company believes the independent contractors do not meet the definition of an employee. In a letter from the EDD dated July 21, 2015, the EDD issued a final assessment of employment taxes in the amount of $36,128 for the period from October 1, 2009 to September 30, 2012. For the period April 1, 2013 to December 31, 2015, the EDD issued a notice of adjustment with an amount due of $39,427.21, and for the subsequent periods up to March 31, 2017 the amount owed was $150,339. As of June 30, 2016 and December 31, 2015, total amounts accrued on the accompanying condensed consolidated financial statements related to potential payroll taxes and penalties were $961,814 and $868,075, respectively. The California Employment Development Department has confirmed final balances for the tax years ended 2009 through March 31, 2017 for a total obligation of $225,555. The Company has a higher accrual for what is actually owed as when the above mentioned Officer and Vice President start receiving payment for their accrued salary it will match with the correct period.

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

Avant Garde v. Ubiquity:

Avant Garde initiated litigation against the Company, for the recovery of the Company’s lease of its office space in Irvine, California, claiming the Company’s failed to timely pay its September 2015 rent, allegedly one day late, under the applicable lease. When Ubiquity failed inadvertently to timely answer the unlawful detainer suit, the Company was defaulted. Instead of moving to set aside the default, the Company entered into two forbearance agreements, both of which lapsed. The Company then moved the Orange County Superior Court for an order restoring the lease, which motion was denied. The court thereafter stayed the action pending the outcome of an appeal challenging the denial filed by Ubiquity. On March 14, 2016, Ubiquity paid an additional $150,000 for an increased security deposit until the appeal is finalized. The Court of Appeals issued its decision affirming the trial court’s order denying Ubiquity’s Petition for relief from judgment declaring the release forfeited. The Opinion was issued on February 17, 2017 and made final April 21, 2017. On May 17, 2017 Avant Garde entered into a settlement agreement with the Company reinstating the lease with the original terms and conditions of the lease. The lease will be up for renewal January 2020. The Company did not provide a $150,000 letter of credit to its landlord by June 30, 2017 and could be at risk of a default. The Company’s counsel is in the process of working out other alternatives.

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

Sales of Common Stock

Subsequent to June 30, 2016, the Company issued approximately 30,107,000 shares of common stock for cash proceeds of $1,311,658. Each sale was made pursuant to a Securities Purchase Agreement the Company has used for previous sales of its common stock and containing terms, conditions, representations, and warranties typically found in similar transactions. Each sale was an exempt private placement with offers and sales made only to “accredited investors” without the use of public advertising and without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Common stock issued for services

Subsequent to June 30, 2016, the Company issued approximately 3,159,712 shares of common stock for services with a value of $670,289.

Licensing

On April 24, 2017, the Company entered into an exclusive license agreement with ADGUILD Japan, L.T.D. until December 31, 2021 primarily licensing its Sprocket, Immersive, and Lifestyle Patents in a predetermined territory. The License has a non-refundable entry fee in the amount of $3,000,000 (THREE MILLION DOLLARS) to be paid out over the term of the agreement. The Company will also receive royalties of 5% of the gross sales of all licensing related revenue with minimum sales requirements each year as follows, $575,000 for 2017, $1,250,000 for 2018, $1,500,000 for 2019, $1,750,000 for 2020, and $2,250,000 for 2021. Through the date of this filing the Company has not received any of the non-refundable fee.

Board of Director Activity

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

On May 25, 2017, Mr. Robert Fernander expressed his intentions to resign from the Board of Directors, should Ubiquity be unable to secure adequate levels of directors and officers Insurance.

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

Periodic Reports that Have Not Been Filed

Ubiquity has not filed its Annual Report on Form 10K as of, and for the annual period ending December 31, 2016, respectively; or its quarterly report on Form 10Q for the period ended September 30, 2016 required under the Exchange Act for 2016 and the 10Q for the period ended March 31, 2017 for 2017.

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

On April 7, 2017, the Company, which has been delinquent in its periodic filings following its report for the quarter ended September 30, 2015, filed its Answer to the OIP and advised the SEC and the Administrative Law Judge that it plans to become current by June 30, 2017. On April 11, 2017, the Administrative Law Judge vacated the April 17, 2017 hearing date and issued a scheduling order for the SEC’s intended motion for summary disposition, pursuant to 17 C.F.R. § 201.250(b). The SEC served the Company on June 15, 2017. The Company’s opposition to the SEC’s motion and the SEC’s reply was due on July 10, 2017, and July 17, 2017, respectively. As of July 25, 2017, the SEC and Ubiquity, Inc., have now jointly moved for a stay pursuant to 17 C.F.R. § 201.161(c)(2), stating that Ubiquity has submitted a signed settlement offer, which provides the full relief that the Division seeks in this proceeding and which the Division intends to recommend favorably to the Commission. Accordingly, the proceeding will be stayed, contingent upon compliance with 17 C.F.R. § 201.161(c)(2).

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

However, if the Company’s registration under Section 12 of the Exchange Act is revoked, or if the Company ultimately elects to voluntarily delist its securities under the Exchange Act, even if we comply with our commitments set forth above and in our Restructuring Plan, there can be no assurance that the Company’s will ever be able to relist its securities for trading under Section 12 of the Exchange Act. As of July 25, 2017, the SEC and Ubiquity, Inc., have now jointly moved for a stay pursuant to 17 C.F.R. § 201.161(c)(2), stating that Ubiquity has submitted a signed settlement offer, which provides the full relief that the Division seeks in this proceeding and which the Division intends to recommend favorably to the Commission. Accordingly, the proceeding will be stayed, contingent upon compliance with 17 C.F.R. § 201.161(c)(2).

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

On April 7, 2017, the Company, which has been delinquent in its periodic filings following its report for the quarter ended September 30, 2015, filed its Answer to the OIP and advised the SEC and the Administrative Law Judge that it plans to become current by June 30, 2017. On April 11, 2017, the Administrative Law Judge vacated the April 17, 2017 hearing date and issued a scheduling order for the SEC’s intended motion for summary disposition, pursuant to 17 C.F.R. § 201.250(b). The SEC served the Company on June 15, 2017. The Company’s opposition to the SEC’s motion and the SEC’s reply was due on July 10, 2017, and July 17, 2017, respectively. As of July 25, 2017, the SEC and Ubiquity, Inc., have now jointly moved for a stay pursuant to 17 C.F.R. § 201.161(c)(2), stating that Ubiquity has submitted a signed settlement offer, which provides the full relief that the Division seeks in this proceeding and which the Division intends to recommend favorably to the Commission. Accordingly, the proceeding will be stayed, contingent upon compliance with 17 C.F.R. § 201.161(c)(2).

Other

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2016 through the date these condensed consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose other than the events described above.

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

On April 24, 2017, the Company entered into an exclusive license agreement with ADGUILD Japan, L.T.D. until December 31, 2021 primarily licensing its Sprocket, Immersive, and Lifestyle Patents in a predetermined territory. The License has a non-refundable entry fee in the amount of $3,000,000 (THREE MILLION DOLLARS) to be paid out over the term of the agreement. The Company will also receive royalties of 5% of the gross sales of all licensing related revenue with minimum sales requirements each year as follows, $575,000 for 2017, $1,250,000 for 2018, $1,500,000 for 2019, $1,750,000 for 2020, and $2,250,000 for 2021. Through the date of this filing the Company has not received any of the non-refundable fee.

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

On April 7, 2017, the Company, which has been delinquent in its periodic filings following its report for the quarter ended September 30, 2015, filed its Answer to the OIP and advised the SEC and the Administrative Law Judge that it plans to become current by June 30, 2017. On April 11, 2017, the Administrative Law Judge vacated the April 17, 2017 hearing date and issued a scheduling order for the SEC’s intended motion for summary disposition, pursuant to 17 C.F.R. § 201.250(b). The SEC served the Company on June 15, 2017. The Company’s opposition to the SEC’s motion and the SEC’s reply was due on July 10, 2017, and July 17, 2017, respectively. As of July 25, 2017, the SEC and Ubiquity, Inc., have now jointly moved for a stay pursuant to 17 C.F.R. § 201.161(c)(2), stating that Ubiquity has submitted a signed settlement offer, which provides the full relief that the Division seeks in this proceeding and which the Division intends to recommend favorably to the Commission. Accordingly, the proceeding will be stayed, contingent upon compliance with 17 C.F.R. § 201.161(c)(2).

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

Periodic Reports that Have Not Been Filed

Ubiquity has not filed its Annual Report on Form 10K as of, and for the annual period ending December 31, 2016, respectively; or its quarterly report on Form 10Q for the period ended September 30, 2016 required under the Exchange Act for 2016 and the 10Q for the period ended March 31, 2017 for 2017.

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

A related Administrative Procedures Ruling was issued on March 21 and provides that the administrative hearing was originally scheduled for April 17, 2017, but the new motion for summary disposition and the SEC’s reply will was due July 10 and July 17, 2017 respectively.

If Ubiquity’s registration under Section 12(j) of the Exchange Act is revoked, then Ubiquity’s periodic reporting obligations under the Exchange Act will terminate and the trading of Ubiquity’s securities will cease unless Ubiquity is able to otherwise register its securities.

On April 7, 2017, the Company, which has been delinquent in its periodic filings following its report for the quarter ended September 30, 2015, filed its Answer to the OIP and advised the SEC and the Administrative Law Judge that it plans to become current by June 30, 2017. On April 11, 2017, the Administrative Law Judge vacated the April 17, 2017 hearing date and issued a scheduling order for the SEC’s intended motion for summary disposition, pursuant to 17 C.F.R. § 201.250(b). The SEC must file its motion by June 15, 2017. The Company’s opposition to the SEC’s motion and the SEC’s reply will be due on July 10, 2017, and July 17, 2017, respectively. As of July 25, 2017, the SEC and Ubiquity, Inc., have now jointly moved for a stay pursuant to 17 C.F.R. § 201.161(c)(2), stating that Ubiquity has submitted a signed settlement offer, which provides the full relief that the Division seeks in this proceeding and which the Division intends to recommend favorably to the Commission. Accordingly, the proceeding will be stayed, contingent upon compliance with 17 C.F.R. § 201.161(c)(2).

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

There can be no assurance that all or any material portion of the Company’s proposed Restructuring Plan will be accomplished if at all. The failure to achieve all or substantially all of the provisions of such Restructuring Plan would have a material and adverse effect on the Company and put its ability to continue its business operations into substantial doubt; as a result of which, current investors in the Company could lose their entire investment.

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

Results of Operations

Comparison for the three months ended June 30, 2016 and 2015

Net Revenue

Net revenues were $5,850 for the three months ended June 30, 2016 as compared to $20,831 for the three months ended June 30, 2015, a decrease of $14,981 or 28%. This decrease is primarily attributable to the Company having historically experienced inconsistent revenue streams. The decrease primarily relates to the inconsistent bookings of the Ubiquity Studios.

This inconsistency is related to the event driven nature of its historical revenue. Going forward, management anticipates earning revenue from its studio related services and sprocket technology by way of licensing revenue.

Total Cost of Sales

Cost of sales was $3,297 for the three months ended June 30, 2016 as compared to $922 for the three months ended June 30, 2015 an increase of $2,375 or 358%. The increase is primarily attributable to a base level of fixed costs regardless of the amount of revenues generated. These fixed costs increased during Q2 2016 due to the increase in personnel and has since decrease due to the limited amount of expenditures required in deriving the revenues recorded.

Gross Profit

Gross profit was $2,553 for the three months ended June 30, 2016 as compared to gross profit of $19,909 for the three months ended June 30, 2015 a decrease of $17,356 or 780%. The decrease primarily relates to the decreased bookings of the Ubiquity Studios.

Operating Expenses

Operating expense were $6,976,766 for the three months ended June 30, 2016 as compared to $2,883,046 for the three months ended June 30, 2015 an increase of $4,093,720or 241%. For the three months ended June 30, 2016, operating expense primarily consisted of stock-based compensation of $5,267,254 compared to $1,002,936 for the same period representing an increase of $4,264,318, which is dependent upon when we grant common stock and options for services and when the services are performed; the remaining expenses were consistent with the prior year.

Impairment Loss

During the three months ended June 30, 2015, the Company completed its impairment analysis of its intangible assets resulting in an impairment loss of $940,000.

Comparison for the six months ended June 30, 2016 and 2015

Net Revenue

Net revenues for the six months ended June 30, 2016 were $ 33,935 as compared to $25,400 for the six months ended June 30, 2015, an increase of $8,535 or 25%. This decrease is primarily attributable to the Company having historically experienced inconsistent revenue streams. The increase primarily relates to the increased bookings of the Ubiquity Studios.

This inconsistency is related to the event driven nature of its historical revenue. Going forward, management anticipates earning revenue from its studio related services and sprocket technology by way of licensing revenue.

Total Cost of Sales

Cost of sales was $5,623 for the six months ended June 30, 2016 as compared to $7,776 for the six months ended June 30, 2015 an increase of $10,688 or 28%. The decrease is primarily attributable to the use of contracted labor versus carrying a full time production staff.

Gross Profit

Gross profit was $17,624 for the six months ended June 30, 2016 as compared to gross profit of $17,624 for the six months ended June 30, 2015 an increase of $10,688 or 62%.

Operating Expenses

Operating expense were $9,513,753 for the six months ended June 30, 2016 as compared to $6,893,736 for the six months ended June 30, 2015 an increase of $2,620,017 or 138%. For the six months ended June 30, 2016, operating expense primarily consisted of stock-based compensation of $5,947,116 compared to $2,422,314 for the same period representing an increase of $3,449524,802, which is dependent upon when we grant common stock and options for services and when the services are performed; the remaining expenses were consistent with the prior year.

Impairment Loss

During the three months ended June 30, 2015, the Company completed its impairment analysis of its intangible assets resulting in an impairment loss of $940,000.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, sales of common stock, revolver borrowings including the use of credit cards, loans from officers, and notes payable.

At June 30, 2016, Ubiquity had cash and cash equivalents of $33,467 as compared to $193,839 as of December 31, 2015, representing a decrease of $160,372.

The cash flow used in operating activities decreased to $3,061,108 for the six months ended June 30, 2016 compared to $3,133,782 for the six months ended June 30, 2015. Our net loss and the change in fair market value of our derivative liabilities during the six months ended June 30, 2016 had the biggest impact on our cash used in operating activities as to date we have not generated sufficient revenues to cover our operating expenditures.

The cash flow provided by investing activities increased to $53,870 net cash used of for the six months ended June 30, 2016, as compared to net cash used of $199,162 for the six months ended June 30, 2015. During 2015, we were still developing our Sprocket platform in which higher development costs were incurred. The difference primarily relates to the $150,000 received from a settlement with the Company’s media properties.

The cash flow provided by financing activities decreased to $2,846,866 net cash provided of for the six months ended June 30, 2016, as compared to net cash provided of $3,419,838 for the six months ended June 30, 2015. Due to the loss from operations, we continue to raise capital through the sale of our common stock and issuance of notes payable in order to fund operations. Capital is raised on an as needed basis.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company has negative working capital, has incurred continuing operating losses, and has not yet produced significant continuing revenues from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Critical Accounting Policies

Our significant accounting policies are presented in our notes to financial statements for the period ended June 30, 2016 and fiscal year ended December 31, 2015, which are contained in the Company’s 2015 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Item 4. Controls and Procedures.

As required by Rule 13a-15 or Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures were not effective and that they do not allow for information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive and Principal Accounting & Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

The Company did not provided a $150,000 letter of credit to its landlord by June 30, 2017 and could be at risk of a default. The Company’s counsel is in the process of working out other alternatives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

23,661,790 shares were issued in the quarter ended June 30, 2016 to approximately 15 accredited investors as defined in Rule 506 of Regulation D promulgated under the Securities Act for a total of $1,541,620.

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

The Company issued 6,250,000 shares of common stock to four people for services during the quarter ended June 30, 2016. The shares were valued at a total value of $2,073,750.

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

Dated: August 9, 2017

By:	/s/ Brenden Garrison
Brenden Garrison
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial and Accounting Officer)

Dated: August 9, 2017

